Form 10-K
period 1996-03-31
INFORMATION MANAGEMENT TECHNOLOGIES CORP
filed 1996-07-01
CIK 824578

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the Fiscal year ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from                 to
                                      ---------------    ----------------

                        Commission File Number:  0-16753

                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
               (Exact name of registrant specified in its charter)

     Delaware                                     58-1722085
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

130 Cedar Street, Fourth Floor, New York, New York             10006
(Address of principal executive offices)                    (Zip Code)

                                 (212) 306-6100
              (Registrant's telephone number, including area code)
       Securities registered pursuant to Section 12(b) of the Act:   None

           Securities registered pursuant to Section 12(g) of the Act:
                               Title of each class

                      Class A Common Stock, $.04 par value
                           Redeemable Class A Warrants
                           Redeemable Class B Warrants

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                     ----       ---

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the closing bid and asked quotations for the Class A Common Stock on June 20, 1996 as reported by NASDAQ, was approximately $7,270,590.

     As of June 20, 1996, the registrant had outstanding 4,154,623 shares
                                                     ---------
of Class A Common Stock.

     Part III incorporates information by reference to the registrants definitive proxy statement for its 1996 Annual Meeting of stockholders to be filed with the Commission within 120 days following March 31, 1996.

                                     PART I


ITEM 1.   BUSINESS


INTRODUCTION

   Information Management Technologies Corporation ("IMTECH" or the "Company") provides information processing service bureau services and facilities management services including research report printing, imaging and distribution services, electronic imaging, CD-ROM based electronic microfiche, litigation duplication, numbering and imaging services and complex distribution services to financial, legal, accounting and other medium to large service organizations which are characterized by substantial information processing, communications and document administration requirements.

   Outsourcing services include traditional printing, imaging of printed materials to CD-ROM, electronic fiche and/or laser printing, intelligent inserting, high volume duplication, electronic publishing, document fulfillment, micrographics, data processing and distribution services. Litigation Duplication Services include high speed litigation duplication, on and off line numbering, scanning and imaging, electronic storage onto CD-ROM, accurate bar coding as well as traditional services associated with litigation document processing. Outsourcing and litigation support services are generally performed at the Company's facilities. Facilities management services include the management of a clients system for providing document duplication, distribution and word processing services.

   The Company maintains a 38% ownership in its former majority owned subsidiary, INSCI Corp. ("INSCI"). INSCI develops, markets and supports computer software that utilizes magnetic, optical and CDR disk storage technologies with hardware systems to archive, index, retrieve, print and fax computer generated documents such as invoices, statements, reports and transaction data.

SERVICES

   Facility Management Services. The Company's facility management services, which may be provided in a variety of departments at a customer's facility or at IMTECH's regional service center, include:

   - Duplication management - the Company provides personnel and equipment to perform standard copying of original printed documents and their subsequent sorting, inserting, binding, packaging and distribution.

   - Electronic publishing and word processing management - IMTECH provides equipment, software and personnel necessary to create and print customized documents directly from magnetic media with near typeset appearance and quality, integrate word processing produced files into these documents and reproduce, bind, package and distribute these electronically published documents.

   - Distribution services - the Company provides the equipment, systems and personnel to process, track and distribute time sensitive materials.

   Under a typical facility management contract, IMTECH assumes complete management and operating responsibility for a customer's in-house duplication, word processing or other administrative facilities and functions located or performed on the customer's premises. Prices for facility management services generally are agreed upon in advance and are set forth in the facility management contract. The Company generally provides personnel, equipment and systems necessary to perform facility management services on-site at a customer's facility. In many instances, upon commencement of a facility management agreement, IMTECH will assume from its customer, responsibility for the employment of many or all of the customer's existing personnel. The Company also typically undertakes to provide all necessary equipment at its cost and expense. In many instances, the Company assumes ownership of the customer's existing equipment, and where economically feasible, the Company may assume a customer's existing equipment lease obligations. IMTECH's service center provides a backup to handle unusual work loads for the facility management sites within the region.

   IMTECH currently has seven facility management contracts with three customers. One of the Company's customers has five facility management contracts, and two customers each have one facility management contract with the Company, with each contract providing for different services. IMTECH realized revenues of approximately $3,212,000 from seven facility management contracts during the Fiscal year ended March 31, 1996. During the Fiscal year ended March 31, 1996, the Company had five facility management contracts expire without renewal. Of the seven facility management contracts in place at March 31, 1996, five contracts have an initial term expiring in 1996 and two contracts have an initial term expiring in 1997. All facility management contracts are terminable by either party on 30 to 90 days notice. IMTECH generally believes that many of its customers will renew agreements with the Company if the Company provides satisfactory services and continues to offer competitive prices for these services. Due to increased competition from larger companies in the facility management market, the Company's operating margins have diminished substantially, and resultantly the Company has elected not to pursue and renew certain contracts in that segment of the Company's business.

   Out Sourcing. The Company provides out sourcing services from its New York City regional service center ("RSC") to financial, legal, institutional and commercial clients. Out sourcing services include corporate service bureau services that historically have been outsourced or produced "in house." The RSC provides the following out sourcing services to clients in New York City and surrounding areas:

   - Research Report Services with Document Imaging - production and distribution of reports by research analysts at brokerage firms or securities department at banks. In addition to traditional distribution, the Company at the clients request, now provides a CD-ROM to the client containing images of all reports printed by the client during the month.

   - Duplication - high volume black and white or color document duplication using digital xerographic equipment for print on demand or rapid processing of time sensitive documents.

   - Laser printing - laser printing of documents directly from magnetic tape, cartridge disk and electronic transmission. Laser printed documents typically include customer statements, confirmations, reports, catalogs and manuals.

   - Offset printing - traditional printing, color printing, lithographic printing and offset printing. Typical applications include equity research reports, forms and newsletters.

   - Electronic publishing - create and print customized documents directly from magnetic media with near typeset appearance and quality, integrate word processing into these documents, and reproduce, bind, package and distribute these electronically published documents. Electronically published documents include research reports, manuals, forms design, and production and benefit booklets.

   - Finishing services - the finishing of printed, duplicated and laser printed documents, including perfect binding, plastikoiling, velobinding, saddle stitching and padding.

   - Distribution services - intelligent inserting and selective inserting of multi-page documents into envelopes, traditional inserting, packaging, mailing and shipping of completed work.

   The RSC's outsourcing services complement the Company's facility management operations. First, the service center handles all facility management site backup work and unusual workload requirements. This enables the Company to staff and furnish each facility management site at a level sufficient to satisfy a customer's average requirements, rather than its peak requirements. Second, IMTECH's service center provides personnel training for all of the Company's employees. The Company's employees are fully trained in all aspects of IMTECH's operating procedures, quality standards and equipment usage. Finally, the service center provides backup for facility management sites in the event of a temporary equipment, power or other interruption.

   Litigation Duplication Services. IMTECH's Litigation Duplication division provides high volume duplication and document related services to the corporate and legal communities. These services are generally performed at the Company's regional service center, although the Company opened a midtown location in New York City during fiscal 1996. Litigation duplication document related services include on and off line numbering in red and black. The on and off line numbering system is a recently developed technology. Additional document related services include scanning and imaging, electronic storage on CD-ROM, accurate bar coding as well as binding, addressing, inserting and mailings.

MARKETING AND SALES

   The Company's sales force is currently located in New York City. The Company currently employs six sales persons as well as other members of management who are involved in sales, facility management, outsourcing and litigation duplication services. The Company's marketing efforts are directed primarily to major financial, manufacturing, legal, accounting and other medium to large service institutions located in New York City and the surrounding metropolitan area (New Jersey, Southeast Connecticut and Westchester County, New York). The Company's general advertising and promotional activities are limited, and include participation in selected trade shows, advertising, articles in pertinent trade publications and direct mailings. The Company had previously engaged the services of a New York City based marketing firm to assist the Company in developing a strategic advertising and sales promotion plan which was favorably received. During fiscal 1996, the Company entered into a strategic alliance with its primary technology provider. The Company's ability to leverage the available communications technology with its traditional services has enabled the Company to pursue clients beyond its primary metropolitan area marketplace.

COMPETITION

   The Company knows of several large direct competitors, as well as many smaller regionally based companies that provide some or all of IMTECH's services. Pitney Bowes Management Services and Xerox Business Centers are two competitors that provide facility management and/or outsourcing services. Management believes that the Company's direct competitors generally have substantially greater financial resources, facilities and organizations than the Company. The Company competes primarily on the basis of price and performance. Management of the Company believes that its employee training program, as well as its competitive compensation, will enable the Company to provide its customers with the quality of services and personnel necessary to maintain a competitive advantage.

EMPLOYEES

   As of March 31, 1996, IMTECH employed approximately 165 employees which is a reduction from 190 employees as of March 31, 1995.

   The Company has no collective bargaining agreements and considers its relationships with its employees to be good.

ITEM 2.   PROPERTIES

   The Company's executive offices and New York service center are located at 130 Cedar Street, New York, New York 10006 under a lease that expires on July 31, 2003. The Company during Fiscal 1996 negotiated with its landlord to finalize the return of approximately 20,000 square feet (40%) previously occupied as well as certain other expenses in the Company's lease. The Company currently occupies approximately 32,000 square feet. The rental payments are subject to annual cost of living and maintenance increases.

   During fiscal 1996, the Company entered into an agreement whereby the Company sublets 1,000 square feet at a midtown Manhattan location.

ITEM 3.   LEGAL PROCEEDINGS

   On September 30, 1992, the Company and INSCI, the Company's then majority owned subsidiary, reached an agreement with the Securities and Exchange Commission ("SEC") to conclude and settle the SEC's informal investigation of the Company and INSCI. The Company and INSCI, without admitting or denying any of the allegations made by the SEC in its complaint, and without a trial or final adjudication of the allegations made in the SEC's complaint, consented to the entry of an order enjoining the Company and INSCI from future violations of certain provisions of the Federal securities laws and the rules and regulations thereunder. The settlement may adversely affect the Company and INSCI and restrict the Company's and INSCI's ability to raise funds from persons located in certain significant states. The impact of these restrictions may be to prevent the Company and INSCI from conducting future public offerings or private placements. The Company and INSCI may be subject to contempt of court or other sanctions if the Company or INSCI, at any time in the future, engages in actions that are deemed to violate the consent judgment and the injunctions.

   The Company was notified by regulatory authorities on January 7, 1994, that certain required regulatory filings made in connection with the employee benefit plans lacked requisite financial information. The Company received correspondence from the U.S. Department of Labor stating the Department's intent to assess a penalty against the Company in the amount of $50,000 for one of the years in question.

   On June 29, 1995, the Company's special counsel obtained a copy of a private order of investigation from the Securities and Exchange Commission, ("Commission"). The Commission had issued an order of investigation of the Company and its former majority owned subsidiary, INSCI Corp. which the Company maintains 38% ownership and/or its former officers and directors during the period March 1993 and continuing until April 13, 1995. The order of investigation inquiring into whether the Company and its then officers and directors engaged in violations of rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"), failed to file annual reports and other information as required by the rules and regulations of the Commission in violation of
Section 13 (a) of the Exchange Act and Rules 12b-20, 13a-11 and 13a-13, and failed to maintain proper books and records in violation of section 13(b)(2) of the Exchange Act or falsified or caused to be falsified books and records of the Companies in violation of section 13(b)(2)(a), Rule 13b 2-1, and Rule 13b 2-2 of the Exchange Act.

   On July 26, 1995, the Company was further notified by its special counsel that the Commission had issued subpoenas to the Company for the Company's records related to the engagement and subsequent resignation in October 1994 of the Company's then independent certified public accountants, Coopers and Lybrand LLP ("Coopers"). Following the resignation, the Company filed a report on Form 8-K disclosing certain accounting questions brought to the attention of Coopers by the Company relating to adjustments made in the Company's financial statements for the quarter ended September 30, 1994. The Company subsequently reviewed these questions and in the Company's opinion concluded that such matters were accounted for in the proper periods.

   The Company is unaware of any violations with respect to annual reports or other information disclosed by the Company during the time period stated in the order. The Company cannot predict, however the outcome of the Commission's investigation and whether such investigation will result in any type of formal enforcement action against the Company and INSCI and/or any of its former officers and directors, or, if so, whether any such action would have an adverse effect on the Company and INSCI. An adverse outcome may result in the payment by the Company and INSCI of potential fines and penalties, restrict the Company's ability to obtain additional required financing, and may result in the delisting of the Company's securities from the NASDAQ stock market. In addition, as described above, the Company is currently under a consent order relating to a prior Commission Investigation. If the Company is found to have violated the existing Commission consent order, the Company and/or its officers and directors may be subject to sanctions for civil and criminal contempt and fines and/or penalties.

   In November 1995 the Company entered into an agreement with Corporate Relations Group ("CRG") for it to provide promotional, shareholder and brokerage communications services. The agreement is for a period of 3 years, and the Company agreed to pay CRG the sum of $300,000 or 171,000 shares of free trading Class A Common Stock, in addition to 500,000 options to purchase 500,000 shares of Class A Common Stock for prices ranging from $1.75 per share to $3.06 per share for a period of 5 years. Subsequent to the agreement, the Company borrowed 92,250 shares of Class A freely traded Common Stock from a number of shareholders in the Company. The Company's agreement for the repayment of the borrowed shares involved the Company making payment of interest at 10% per annum in addition to the return of the borrowed shares and an additional (1) one share of Class A Common Stock for each (10) ten shares borrowed by the Company (an aggregate of 9,250 shares). The Company further agreed to grant cost free registration rights to each lender for the additional shares and interest as a
result of the loan transaction.    CRG has asserted a claim for the balance of
78,750 shares of Class A Common Stock, and the Company has disputed the claim based upon the Company's contention that CRG has not performed under its agreement with the Company.

   The Company intends to file a registration statement for all of the borrowed shares plus interest and the additional 9,250 shares on or before September 30, 1996.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   Not applicable.

                                        PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   The Company's Class A Common Stock is traded in the over-the-counter market and is included in the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "IMTKA". Also traded in the over-the-counter market and quoted on NASDAQ are the Company's Redeemable Class A Warrants under the symbol "IMTKW". The following table indicates the high and low bid prices for the Company's Class A Common Stock and the Class A Warrants Units for the three most recent fiscal years, as reported in NASDAQ informational reports. These prices represent prices between dealers, do not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                   CLASS A                 CLASS A
                                COMMON STOCK              WARRANTS
                                ------------              --------
                               HIGH       LOW         HIGH         LOW
                               ----       ---         ----         ---
Fiscal 1996
- -----------

First Quarter                  3 1/16     1 3/4       5/16         3/16

Second Quarter                 3 9/16     2 3/16      15/32        3/16

Third Quarter                  3 1/8      2           11/16        3/8

Fourth Quarter                 2 7/8      2           7/16         3/16

Fiscal 1995
- -----------

First Quarter                  13/4       113/16      11/16        15/32

Second Quarter                 113/16     23/32       13/32        3/16

Third Quarter                  5/8        3/16        5/32         3/16

Fourth Quarter                 5/8        7/32        5/16         3/16

Fiscal 1994
- -----------

First Quarter                  45/8       23/8        5            15/8

Second Quarter                 4          21/4        41/8         23/16

Third Quarter                  3          17/8        111/16       13/4

Fourth Quarter                 25/8       21/4        21/4         13/4


There were approximately 180 holders of record of the Company's Class A Common Stock on June 20, 1996. This does not include individuals with beneficial interests in the Company's Class A Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

   The selected financial data set forth below for the fiscal years noted, are derived from the audited financial statements of the Company. The information set forth below should be read in conjunction with, and are qualified by reference to, the financial statements and the notes thereto included elsewhere herein. Fiscal years 1994, 1993 and 1992 include the consolidated results of the Company's former majority owned subsidiary INSCI Corp.


                                                       YEAR ENDED MARCH 31
- ---------------------------------------------------------------------------------------------------------------------------
                                    1996             1995              1994             1993               1992
                                 ---------        ----------        ----------       -----------         -------
OPERATING RESULTS:

Sales                         $ 11,806,000         $ 14,048,000         27,507,000    $ 23,103,000    $ 18,957,000

Operating Loss                  (1,808,000)          (1,220,000)        (2,723,000)     (2,017,000)     (4,217,000)

Loss From Continuing
     Operations                 (4,288,000)          (3,891,000)        (3,813,000)     (2,964,000)     (4,984,000)

Loss From Discontinued
     Operations                   (391,000)          (1,773,000)              --              --              --
Net Loss                        (4,679,000)          (5,664,000)        (3,813,000)     (2,964,000)     (4,984,000)

Net Loss Per Share Continuing
     Operations                      (1.37)               (1.41)             (1.91)           (.36)           (.65)

Net Loss Per Share Discontinued
     Operations                       (.12)                (.64)                --              --              --



                                                      YEAR ENDED MARCH 31
- --------------------------------------------------------------------------------------------------------------------------------
                                    1996             1995              1994             1993               1992
                                 ---------        ----------        ----------       -----------         -------
YEAR END FINANCIAL
POSITION:

Total Assets                  $  7,767,000       $    9,593,000       $ 12,868,000    $ 10,979,000    $ 8,811,000

Long Term Obligations            3,524,000            4,497,000          5,512,000       5,816,000      5,162,000
Redeemable Preferred
      Stock                           --                   --                  --        2,481,000            --

Stockholders'
      Equity (Deficiency) (1)     (858,000)           1,169,000            441,000      (2,544,000)      (575,000)




(1)   The Company has not paid dividends since its inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the percentage relationship certain items in the Company's results of operations bear to sales:



                                                       YEARS ENDED MARCH 31,

                                                     1996       1995      1994
                                                    ------     ------    ------

Sales .........................................      100%       100%      100%

Cost of sales .................................       77         76        64
                                                    ----       ----       ----

Gross profit ..................................       23         24        36

Selling, general and administrative expenses ..       34         28        45
Termination of facility contract ..............        1         --        --

Buyout of lease agreement .....................        3         --        --

Write off of registration costs ...............       --         --         1

Write-down of property and equipment ..........       --          5        --
                                                    ----       ----       ----
 Operating loss                                      (15)        (9)      (10)
                                                    ----                  ----
Interest expense                                       5        3           4

Loss on sale of  stock                                 1         --        --

Buyout of credit facility                              3         --        --
                                                    ----       ----       ----

Loss from continuing operations before
equity in net loss of INSCI Corp.                    (24)     (12)        (14)

Equity in net loss of INSCI Corp.                    (12)     (16)         --
                                                     ----     ----        ----

Loss from continuing operations                      (36)     (28)        (14)

Loss from discontinued operations                     (3)     (13)         --

   Net loss                                          (39)%    (41)%       (14)%
                                                     ----     ----        ----

   FISCAL 1996 COMPARED TO FISCAL 1995

   During the fiscal year ended March 31, 1996, ("Fiscal 1996") the Company reported sales of $11,806,000, a decrease of $2,242,000 or 16% from sales of $14,048,000 during the year ended March 31, 1995 ("Fiscal 1995").

   The decrease in sales is primarily attributable to a decrease in sales of the Company's Regional Service Center ("RSC") division of $1,892,000 or 20%, to sales of $7,443,000 in fiscal 1996 from sales of $9,335,000 in fiscal 1995. During the third quarter of fiscal 1995, the Company was notified by Kidder Peabody and Co., the Company's largest client representing approximately 25% of fiscal 1994 revenues, that Kidder Peabody was in the process of being sold to Paine Webber. Effective upon the completion of the sale to Paine Webber, the contract between the Company and Kidder Peabody was terminated. The decrease in sales in the RSC division in fiscal 1996 resulted from the sales lost from Kidder Peabody. The Company estimates that on an annualized basis, that the Company has now replaced 75% of the volume lost from Kidder Peabody. Sales from facility management agreements decreased to $3,212,000, a decrease of $854,000 or 21% from sales of $4,066,000 in fiscal 1995. As of March 31, 1996 there were 7 IFM agreements in effect compared to 12 IFM agreements in effect at March 31, 1995. The Company has elected not to renew certain contracts as they become due because competitive pricing has reduced operating margins below the Company's required minimum operating margins. During the fourth quarter of fiscal 1996, the Company was notified by one of its facility management clients, American Express, that the Company's contract would not be renewed at its expiration in April 1996. The Company provided duplication and management services for American Express at its World Financial Center location. The Company has experienced continued declining operating margins in the facility management business and has de-emphasized the pursuit of new facility contracts. The expiring American Express contract accounted for approximately $1.8 million of fiscal 1996 sales or 15%. The Company still has 3 facility management contracts with American Express that expire at various times in fiscal 1997.
The Company has recorded a $75,000 charge in the fourth quarter of fiscal 1996 related to the expiring contract. Sales in the Company's litigation duplication division increased by $504,000 or 78% to $1,151,000 in fiscal 1996 from sales of $647,000 in fiscal 1995.

   Cost of sales for the Company during fiscal 1996, were $9,058,000 or 77%, a decrease of $1,584,000 or 15% from cost of sales of $10,642,000 or 76% in fiscal 1995. The decrease reflects a decrease in direct materials of $97,000, (net of an increase in paper prices of approximately 50%), salaries of $626,000 and equipment costs of $225,000 reflecting the decrease from Kidder Peabody volumes. In addition, the Company reduced its personnel costs related to the non renewal of several contracts during fiscal 1996.

   Selling, general and administrative expenses for the Company during fiscal 1996 were $4,105,000 or 35%, an increase of $229,000 or 6% from selling, general and administrative expenses of $3,876,000 or 28% during fiscal 1995. The decrease is directly attributable to the reduction in administrative personnel. During fiscal 1996, the Company made a significant investment in its technology infrastructure to provide its clients with faster, higher quality service. In an effort to better support the installed client base and the new technology employed, the Company now has a help desk from 8:00 a.m. to 12:00 p.m. to handle client calls. These costs offset savings realized from overall overhead reduction. In the third quarter ended December 31, 1995, the Company and its former majority owned subsidiary INSCI recorded charges of $50,000 and $250,000 respectively related to the settlement of the Marine Midland litigation.

   During fiscal 1996, the Company negotiated with its landlord to return approximately 20,000 square feet (40%) of previously occupied space. The Company recorded a charge of $377,000 during fiscal 1996 related to the return of the space.

   During fiscal 1996, the Company had interest expense, net, of $560,000 compared with $484,000 in fiscal 1995, the increase is due to increased borrowings under the Company's revolving credit facility as well as interest paid on various vendor notes payable and financing transactions.

   During the second quarter ended September 30, 1995, the Company sold 350,000 restricted shares of its then majority owned subsidiary, INSCI Corp. with net proceeds from the transaction of $262,500. The Company recorded a charge of $73,500 related to the transaction.

   In March 1996, the Company reached an agreement with its primary lender, BNY Financial, whereby the Company would terminate its revolving credit facility with one year remaining. The Company has recorded approximately $395,000 in charges related to the early termination which includes the write-off of various deferred charges. The Company anticipates that the early termination will save the Company approximately $600,000 in annual interest and bank charges.

   During the fourth quarter of fiscal 1996, the Company took a charge of $391,000 or 3% related to the write-off of the remaining assets and obligations of its discontinued litigation support services division, which the Company disbanded in fiscal 1995. The Company does not anticipate any future expenses connected with the former division. The Litigation Support division lost $1,773,000 or 13% in fiscal 1995.

   During fiscal 1995 the Company had a majority ownership in INSCI Corp. and previously reported their results on a consolidated basis. In January 1996 the Company's ownership was reduced to 38%, therefore, the Company will be accounting for INSCI on the equity method for fiscal 1996, and has restated For the years ended March 31, 1996 and 1995 the Company had equity in the net loss of INSCI of $1,452,000 and $2,187,000 respectively.

   During the second quarter of fiscal 1995, management's review of its property and equipment records caused management to believe that certain property and equipment listed was not owned by the Company. As a result the Company recorded a $750,000 charge to write down property and equipment based on management's best estimate.

FISCAL 1995 COMPARED TO FISCAL 1994.

      The following compares the results of operations of IMTECH on an unconsolidated basis.

       Sales decreased by $5,272,000 or 27% to $14,048,000 in fiscal 1995 from sales of $19,320,000 in fiscal 1994. The decrease in sales is primarily attributable to a decrease in Litigation Support Services sales of $2,477,000 which reflects management's decision to stop accepting new projects during fiscal 1995. During the Company's third fiscal quarter, the Company was notified by Kidder Peabody and Company, the Company's largest client representing approximately 25% of fiscal 1994 revenues, that Kidder Peabody was in the process of being sold to Paine Webber. Effective upon the completion of the sale to Paine Webber, the contract between Kidder Peabody and the Company was terminated. The loss of the Kidder Peabody revenue during the fourth fiscal quarter represented the majority of the decrease in the Company's RSC division. The RSC division reported sales of $9,335,000 for fiscal 1995 compared to sales of $9,976,000 in fiscal 1994, a decrease of $641,000. Sales from facilities management agreements amounted to $4,065,000 in fiscal 1995, a decrease of $328,000 from sales of $4,393,000 in fiscal 1994. At March 31, 1995, there were 12 IFM agreements in effect compared to 20 IFM agreements in effect at March 31, 1994. During the period between such fiscal periods 9 agreements expired without renewal and 1 new agreement went into effect. Sales from discontinued operations in Litigation Support Services were $1,563,000 in fiscal 1995 and are not included in fiscal 1995 sales. Sales for Litigation Support Services were $4,040,000 in fiscal 1994.

      Cost of sales decreased by $2,630,000 or 20% to $10,642,000 or 76% of sales in fiscal 1995 compared to cost of sales of $13,272,000 or 69% of sales in fiscal 1994. The decrease principally reflects a decrease in the cost of direct materials of $370,000 and salaries and related costs of approximately $100,000 in the Company's RSC division reflecting the decrease from Kidder volumes These decreases were partially offset by $657,000 reflecting a reclassification in the direct allocation of occupancy and related costs which were previously absorbed in administration. Costs associated with discontinued operations in Litigation Support Services of $1,443,000 are not included in fiscal 1995 costs. Cost of sales from Litigation Support Services of $2,448,000 are included in fiscal 1994 costs.

      Selling, general and administrative expenses decreased by $2,581,000 or 40% to $3,876,000 or 28% of sales in fiscal 1995 compared to $6,457,000 or 33%
of sales in fiscal 1994. The decrease is primarily attributable to a decrease in administrative salaries ($410,000), bonus and incentives ($105,000), salesperson commissions ($309,000) reflecting the overall decrease in sales. These decreases were partially offset by charges related to cost cutting measures implemented by the Company in the reduction of personnel, outside consultants and the re-evaluation of the Company's lines of business, use of technology, and work flow processing of approximately $500,000.

      In addition, costs associated with discontinued operations in Litigation Support Services of $1,773,000 are not included in fiscal 1995 continuing operations. Costs associated with Litigation Support Services were $1,630,000 in fiscal 1994.

      During Fiscal 1995, the Company had interest expense net, of $484,000 compared with $410,000 in Fiscal 1994. Interest expense is primarily related to interest on the Company's revolving credit facility with BNY as well as interest on the Company's convertible debentures.

   During the second quarter of fiscal 1995, management's review of its property and equipment records caused management to believe that certain property and equipment listed was not owned by the Company. As a result the Company recorded a $750,000 charge to write down property and equipment based on management's best estimate.

      During fiscal 1995 the Company had a majority ownership in INSCI Corp. and previously reported their results on a consolidated basis. In January 1996 the Company's ownership was reduced to 38%, therefore, the Company will be accounting for INSCI on the equity method for fiscal 1996, and has restated fiscal 1995 to conform to fiscal 1996 presentation. For the year ended March 31, 1995 the Company had equity in the net loss of INSCI of $2,187,000.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash flows are summarized below for the periods indicated:

                                               YEAR ENDED MARCH 31,
                                         1996          1995           1994
                                       --------      --------        ------
Operating Activities                   $(926,000)  $(1,364,000)   $(2,035,000)
                                                                  -----------
Investing Activities                   1,275,000     2,198,000     (1,604,000)
                                                                  -----------
Financing Activities                   1,663,000      (875,000)     3,142,000
                                       ---------      ---------    -----------

Increase (Decrease) in Cash           $2,012,000    $  (41,000)    $ (497,000)
                                       =========       ========      ========

   During the Fiscal year ended March 31, 1996, cash used in operating activities amounted to $926,000 and is attributable to the following:

     o Sales decreased by approximately $2,242,000, and accounts receivable decreased by $1,178,000 which resulted in a cash loss from sales of approximately $1,064,000.

     o Cost of sales declined by $1,584,000 and and accounts payable increased by $693,000 which resulted in a cash savings of $2,267,000 partially offset by an increase in selling, general and administrative costs of $229,000, interest expense of $76,000 and one time charges and settlements of $210,000, offset by an increase in other accrued liabilities of $144,000..

     o The Company used cash related to an increase in prepaid expenses of $301,000.

     Cash used in investing activities relating to capital expenditures amounted to $56,000 and is attributable to additions for equipment, and furniture and fixtures, as the Company began to experience capacity issues as it continues to expand its research printing business.

     On June 15, 1995, the Company's former majority owned subsidiary INSCI Corp. completed the first phase of a private placement of 90 day subordinated notes ("the notes") which are repayable in cash or in shares of INSCI's proposed 10% Convertible Redeemable preferred stock ("10% Preferred Stock"). A total of $1,200,000 of notes were sold with the net proceeds to INSCI of approximately $950,000. From the net proceeds of the offering, INSCI paid $1,000,000 to IMTECH to redeem the outstanding balance of 16,343 shares of INSCI preferred stock, par value $100 per share, and satisfy approximately $195,000 of net accrued dividends.

     During fiscal 1996 cash provided from financing activities was $2,670,000 as follows:

     o On March 5, 1996, the Company completed the issuance of a two year, 6% convertible debenture for $2,100,000 with a company known as Infinity Investors Ltd. ("Infinity") with net proceeds to the Company of $1,905,000. Infinity has the option to convert the principal and/or accrued interest at its discretion into shares of the Company's Class A Common Stock at a 30% discount to market based on the 5 day average trading price at the time of conversion. Infinity has represented that it is a foreign investor and is qualified under Regulation "S" of the Securities Act with respect to the shares that it receives upon its election to convert.

     o On January 22, 1996, the Company issued $380,000 in 12% subordinated convertible debentures due January 22, 1997. The debenture holders have the right to convert the principal amount of each debenture plus accrued interest into shares of the Company's Class A Common Stock.

     o During January 1996, holders of options from the Company's $250,000 January 1995 Bridge Placement, exercised 125,000 stock options to purchase 125,000 shares of the Company's Class A Common Stock at an exercise price of $.04 per share. In addition, the holders elected to exercise, 500,000 stock options to purchase 500,000 shares of the Common Stock of the Company's then majority owned subsidiary INSCI Corp. at an exercise price of $.51 per share. The Company received net proceeds of $280,000 from the option exercise. The exercise of the 500,000 INSCI options reduced the Company's ownership in INSCI from 54% to 38%.

     o On January 22, 1996, the Company completed the sale of 200,000 shares of its Class A Common Stock with a company known as C.A. Opportunidad S.A. under the rules of Regulation "S" of the Securities Act. The Company received net proceeds of $250,000.

     o In November 1995, the Company completed a loan arrangement in the form of a convertible subordinated debenture with the Company known as Fondo De Adquisciones E Inversiones Internationales XL S.A. ("Fondo") a foreign entity, wherein Fondo loaned the Company the sum of $250,000 at 15% per annum. On December 28, 1995, in accordance with the terms of the agreement, Fondo notified the Company of its election to convert the subordinated convertible debenture into shares of the Company's Class A Common Stock at $.875 per share. As a result of the conversion, 285,750 shares of the Company's Class A Common stock were issued under Regulation "S" of the Securities Act.

   At its annual meeting of stockholders on November 30, 1995 the Company received shareholder approval to initiate its proposed exchange of $2,301,000 in subordinated convertible debentures into shares of the Company's newly created 12% Redeemable Preferred Stock. As of March 31, 1996 the Company had received subscriptions to convert $1,896,000 in subordinated convertible debentures plus accrued interest into shares of the Company's 12% preferred stock. The Company estimates the conversion will reduce its cash interest payments by approximately $190,000 per year.

   During the second quarter ended September 30, 1995, the Company sold 350,000 restricted shares of its then majority owned subsidiary, INSCI Corp. with net proceeds from the transaction of $262,500.

   In March 1996, the Company agreed with BNY Financial to terminate the Company's lending and credit relationship. On April 10, 1996, the Company terminated its lending and credit relationship with BNY and obtained a release from BNY of all collateral security pledged to BNY as a result of the Company's financing arrangement with BNY.

   The Company on April 10, 1996 paid $1,462,707 to BNY in full payment of all outstanding loans, advances and debt obligations due to BNY from the Company, including a $75,000 termination fee.

   On February 29, 1996, the Company entered into a two year note in the sum of $545,000 bearing interest at the rate of 11.5% per annum representing past due trade payables with one of its major suppliers.

   During the Company's Fourth Fiscal quarter of fiscal 1995, the Company negotiated with several key vendors to convert trade payables into twelve month notes. The notes, aggregating $127,831 as of March 31, 1995, were due in various installments through December 1995. Interest, at prime plus 2%, was payable monthly. As of March 31, 1996, all notes had been paid in full.

      Although the Company does not have an organized plan to raise additional working capital through a private placement or the public markets, the Company may elect to pursue additional financing from these sources during fiscal 1997. Additionally, the Company owns approximately 1,450,000 shares, a portion of which are eligible under Rule 144, of the Common Stock of INSCI Corp. which the Company may be required to sell to raise additional working capital.

      At March 31, 1996, the Company had a working capital deficiency of $407,359.

      During the year ended March 31, 1996, and continuing through the first quarter of fiscal 1997, the Company has implemented various strategies and measures which were fundamental to the Company's future growth and profitability.

     o During the period April 1, 1995 through June 15, 1996, the Company has obtained business from 13 new clients which represent $4,850,000 in annualized revenue. The majority of new clients have signed three (3) year agreements with the Company.

     o In March 1996, the Company issued $2,100,000 in 6% convertible debentures, of which $1,500,000 of the net proceeds were used to satisfy the Company's outstanding obligations to BNY Financial and the remaining balance will be used to supplement the Company's working capital and to purchase additional production equipment to help the Company meet its increasing capacity demands. As part of the settlement with BNY, the Company received a release of all liens held by BNY and therefore its assets are now unencumbered.

     o The Company maintains ownership of approximately 1,450,000 shares of the Class A Common Stock of INSCI Corp. which has a present market value of $9,000,000.

     o In November 1995, the Company implemented its debenture exchange program whereby holders of the Company's 12% $2.3 million subordinated convertible debentures received (1) one share of the Company's 12% Preferred Stock (PIK interest), which carries a mandatory conversion into shares of the Company's Class A Common Stock by April 1998 for each one dollar in 12% subordinated convertible debenture held. As of March 31, 1996, the Company will save approximately $200,000 in annual interest cost and has eliminated the majority of its long term debt. (The debentures were due and payable in November 1996).

     o The Company has repaid all vendor note payables from prior years and is in good credit standing with all its major suppliers of materials and services. In addition, prices of the Company's primary raw material, cut sheet paper and 17" rolls, have begun to decline to levels 15 to 20% below what the Company paid in fiscal 1996.

     o The Company has no existing loan convenants or other borrowing restrictions.

   The Company presently has no fixed material commitment for capital expenditures.

NEW ACCOUNTING STANDARDS

     During 1996, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation". Under the present circumstances this pronouncement is not expected to have a material effect on the Company's financial statements.

     SFAS No. 123, "Accounting for Stock-Based Compensation," is also required to be implemented in 1996 and introduces a choice of the method of accounting used for stock-based compensation. Entities may use the "Intrinsic value" method currently based on APB No. 25 or the new "fair value" method contained in SFAS No. 123. The Company intends to implement SFAS No. 123 in 1996 by continuing to account for stock-based compensation under APB No. 25. As required by SFAS No. 123, the pro forma effects on net income and earnings per share will be determined as if the fair value based method had been applied and disclosed in the notes to the financial statements.

INFLATION

   The Company has not experienced significant increases due to inflation in either the cost of merchandise or operating expenses. Although inflation has not been a significant factor to date, there can be no assurance that it will not be in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this Item is incorporated by reference to the Table of Contents to Financial Statements and Schedules which appears on page 17 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item will be included in the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1996 under the captions "Election of Directors," and "Directors and Executive Officers of the Registrant" and is incorporated herein by this reference as if set forth in full herein.

ITEM 11.    EXECUTIVE COMPENSATION

      The information required by this item will be included in the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1996 under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," and "Directors' Compensation," and is incorporated herein by this reference as if set forth in full herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item will be included in the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1996 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference as if set forth in full herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item will be included in the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders to be filed with the Commission within 120 days following March 31, 1996 under the caption "Certain Relationships and Related Transactions," and is incorporated herein by this reference as if set forth in full herein.

                                         PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a)(1) Financial Statements. Incorporated by reference to the list of
            --------------------
Financial Statements on page 17 of this Report on Form 10-K.

     (a)(2) Financial Statements Schedules. Incorporated by reference to the
            ------------------------------
list of Financial Statement Schedules on page 17 of this Report on Form 10-K.

     (a)(3) Exhibits: Incorporated by reference to the Index of Exhibits
            --------
appearing at the end of this Report on Form 10-K.

     (b) Reports on Form 8-K. During the period between December 31, 1995 and
         -------------------
June 28, 1996, the Company filed with the Commission reports, on Form 8-K as follows:

         (1) A report on Form 8-K dated March 5, 1996 was filed by the Company on March 14, 1996 reporting the issuance of $2,100,000 6% convertible debentures.

         (2) A report on Form 8-K dated April 11, 1996 was filed by the Company on April 11, 1996 reporting the payment in full of all outstanding loans, advances and debt obligations to BNY, the Company's former primary lender.

         (3) A report on Form 8-K dated April 25, 1996 was filed by the Company on April 25, 1996 reporting the appointment of officers and directors.

         (4) A report on Form 8-K dated May 15, 1996 was filed by the Company on May 22, 1996 reporting the conversion of $580,000 of the 6% convertible debentures issued March 5, 1996.

                                       SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INFORMATION MANAGEMENT TECHNOLOGIES
                              CORPORATION


                              By:  /s/ JOSEPH A. GITTO, JR.
                                  ---------------------------------------

                                 Joseph A. Gitto Jr., Chief Financial Officer; Principal Accounting Officer


Dated June 29, 1996



                                    POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert H. Oxenberg, as his attorney-in-fact, with the power of substitution, for him in any attached and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             SIGNATURE                TITLE                            DATE
             ---------                -----                            ----
/ / ROBERT H. OXENBERG            Chairman, Chief Executive Officer,   June 29, 1996
- ----------------------------      Director
Robert H. Oxenberg


/ / CHRISTOPHER D. HOLBROOK       President, Chief Operating Officer,  June 29, 1996
- -----------------------------     Director
Christopher D. Holbrook


/s/ JOSEPH A. GITTO, JR.          Chief Financial Officer,             June 29, 1996
- -----------------------------     Principal Accounting Officer,
Joseph A. Gitto, Jr.              Director

                                  Director                             June __, 1996

- ------------------------------
David Grace

                 TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements                                                 Page

   Report of Independent Accountants                                 F-1

   Report of Independent Certified Public Accountants                F-3

   Balance Sheets - March 31, 1996 and 1995                          F-4

   Statements of Operations - Years Ended                            F-6
        March 31, 1996, 1995 and 1994

   Statements of Stockholders' Equity                                F-7
        (Deficiency) - Years Ended March 31, 1996,
        1995 and 1994

   Statements of Cash Flows - Years Ended
        March 31, 1996, 1995 and 1994                                F-10

   Notes to Financial Statements                                     F-13


Financial Statement Schedules

   Schedule                                                          Page
                                                                     ----

   II.  -Valuation and Qualifying Accounts                           F-30


   Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INFORMATION MANAGEMENT TECHNOLOGIES
                                    CORPORATION


                                    By:

                                       Joseph A. Gitto, Jr.,
                                       Chief Financial Officer;
                                       Principal Accounting Officer


Dated June __, 1996



                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert H. Oxenberg, as his attorney-in-fact, with the power of substitution, for him in any attached and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                     SIGNATURE                          TITLE                          DATE
                     ---------                          -----                          ----

______________________________________     Chairman, Chief Executive Officer       June __, 1996
Robert H. Oxenberg                         Director


______________________________________     President, Chief Operating Officer,     June __, 1996
Christopher D. Holbrook                    Director


_____________________________________      Chief Financial Officer,                June __, 1996
Joseph A. Gitto, Jr.                       Principal Accounting Officer,
                                           Director


_____________________________________
David Grace                                Director                                June __, 1996

                INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION



                                BALANCE SHEETS

                                    ASSETS

                                                              MARCH 31,
                                                        ---------------------
                                                          1996        1995
                                                        --------  ------------
CURRENT ASSETS
   Cash and cash equivalents  (Notes B-2 and B-7)     $2,011,560  $     --
   Accounts receivable, less allowance for doubtful
      accounts of  $104,500 and $56,385  at
      March 31, 1996 and 1995, respectively (Note B-7) 1,406,731   2,632,659
   Inventory (Note B-3)                                  303,133     378,523
   Prepaid expenses and other (Note N)                   972,214     238,341
   Net assets of discontinued operations (Note O)             --     185,331

      Total current assets                             4,693,638   3,434,854
                                                       ---------   ---------


PROPERTY AND EQUIPMENT - AT COST
   (Notes B-4 and H)
   Production equipment                                5,102,268   4,700,871
Software                                                 295,128     255,123
   Furniture and fixtures                                399,899     281,008
   Leasehold improvements                                461,089     456,494
   Computer equipment                                  1,101,323   1,204,756
                                                       ---------   ---------

                                                       7,359,707   6,898,252
   Less accumulated depreciation and amortization      5,013,249   4,554,508

                                                       2,346,458   2,343,744


OTHER ASSETS
   Deposits and other assets (Note B-5)                  347,636     578,779
   Investment in INSCI Corp. (Note D)                    379,057   3,235,775
                                                       ---------   ---------
                                                         726,693   3,814,554

TOTAL ASSETS
                                                      $7,766,789  $9,593,152
                                                      ==========  ==========



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                           MARCH 31,
                                                                    -----------------------
                                                                     1996            1995
                                                                    ------         --------
CURRENT LIABILITIES
   Bank overdraft                                              $       --      $    268,881
   Bank credit facility (Note F)                                    640,056            --
   Current debt (Note E)                                            431,975         255,123
   Current maturities of long-term debt (Note F)                    497,328         121,500
   Current maturities of long-term capital lease
      obligations (Note H)                                          333,728         392,284
   Accounts payable                                               1,455,015       1,307,814
   Accrued salaries                                                 156,007         215,000
   Deferred revenue                                                 129,090         554,023
   Other accrued liabilities (Note N)                             1,457,798         812,051
                                                               ------------    ------------

      Total current liabilities                                   5,100,997       3,926,676
                                                               ------------    ------------

LONG-TERM DEBT, LESS CURRENT MATURITIES (Notes F and Q)           2,793,329       3,499,088

ACCRUED RENT (Note I)                                               368,494         569,448

CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES (Note H)         362,279         428,444
                                                               ------------    ------------

      Total long-term liabilities                                 3,524,102       4,496,980

COMMITMENTS AND CONTINGENCIES
      (Notes E,F,G,H,I,J,K,L,and N)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Notes K, L, and Q)
   12% Preferred stock - authorized 3,000,000 shares
      $1.00 par value, 2,026,580 shares issued and
      outstanding at March 31, 1996, liquidation
      preference of $2,026,580                                    2,026,580            --
   Class A common stock - authorized 100,000,000 shares
      of $.04 par value; 3,535,078 and 2,778,132 shares
      issued and outstanding at March 31, 1996 and 1995,
      respectively                                                  141,403         111,125
   Additional paid-in capital                                    28,658,530      28,064,680
   Accumulated deficit                                          (31,684,823)    (27,006,309)
                                                               ------------    ------------

      Total stockholders' equity (deficiency)                      (858,310)      1,169,496
                                                               ------------    ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIENCY)                              $  7,766,789    $  9,593,152
                                                               ============    ============




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   Information Management Technologies Corporation


                               STATEMENTS OF OPERATIONS


                                                                        YEARS ENDED MARCH 31,
                                                           1996                  1995            1994           1994
                                                       ------------         ------------    ------------    ------------
                                                                                            (consolidated)   (unaudited
                                                                                                           deconsolidated)
Sales (Note M)                                         $ 11,805,891         $ 14,047,883    $ 27,506,819   $  19,319,414
                                                                                              ----------

Cost of sales                                             9,057,533           10,641,843      17,610,404      13,272,404
                                                          ---------           ----------      ----------     -----------

      Gross profit                                        2,748,358            3,406,040       9,896,415       6,047,010

Operating expenses:
   Selling, general and administrative expenses           4,104,526            3,875,693      12,289,848       6,469,669
                                                                                            ------------    ------------
   Termination of facility contract (Note O)                 75,000                   --              --              --
   Buyout of lease agreement (Note I)                       376,826                   --              --              --
   Write off of registration costs (Note G)                                                       330,000             --
   Write-down of property and equipment (Note B-4)               --              750,000              --              --
                                                       ------------         ------------    ------------    ------------
                                                          4,556,352            4,625,693      12,619,848       6,469,669
                                                       ------------         ------------    ------------    ------------


      Operating loss                                     (1,807,994)          (1,219,653)     (2,723,433)       (422,659)

Other expenses:
   Interest expense, net (Note B-11)                        559,710              484,320       1,089,112         421,667
   Loss on sale of stock (Notes D and G)                     73,500                   --              --              --
   Buyout of credit facility (Note F)                       394,614                   --              --              --
                                                       ------------         ------------    ------------    ------------
                                                          1,027,824              484,320       1,089,112         421,667
                                                       ------------         ------------    ------------    ------------


Loss from continuing operations before
      equity in net loss of INSCI Corp. (Note D)         (2,835,818)          (1,703,973)     (3,812,545)       (844,326)

Equity in net loss of INSCI Corp.                        (1,452,000)          (2,187,411)             --      (2,968,219)
                                                         ----------           ----------      ----------      ----------

Loss from continuing operations                          (4,287,818)          (3,891,384)     (3,812,545)     (3,812,545)
                                                         ----------           ----------      ----------      ----------

Loss from discontinued operations (Note O)                 (390,696)          (1,772,722)             --              --
                                                         ----------           ----------      ----------      ----------

Net loss                                               $ (4,678,514)        $ (5,664,106)   $ (3,812,545)   $ (3,812,545)
                                                        ===========          ===========     ===========     ===========


NET LOSS PER SHARE

      Net loss                                          $(4,678,514)         $(5,664,106)    $(3,812,545)   $ (3.812,545)
                                                        -----------          -----------     -----------    ------------

      Add: Aggregate value assigned to
          warrants issued upon surrender
          of redemption rights                                   --                   --        (775,000)       (775,000)
                                                        -----------          -----------     -----------     -----------

      Net loss for computation of net loss per share    $(4,678,514)         $(5,664,106)   $ (4,587,545)   $ (4,587,545)
                                                        ===========          ===========     ===========     ===========
      Net loss per share continuing operations
      (Note B-6)                                        $     (1.37)         $     (1.41)   $      (1.91)   $      (1.91)
                                                        -----------          -----------     -----------     -----------
      Net loss per share discontinued operations
      (Note B-6)                                               (.12)                (.64)             --              --
                                                        -----------          ------------    -----------     -----------

      Net loss per share (Note B-6)                     $     (1.49)         $     (2.05)   $      (1.91)   $      (1.91)
                                                        -----------          -----------     -----------     -----------

      Weighted average number of shares outstanding       3,139,758            2,762,072       2,400,373       2,400,373
                                                        ===========          ===========     ===========     ===========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                    Information Management Technologies Corporation


                                    STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)

                                       Years Ended March 31, 1996, 1995 and 1994

                                  Class A                   Class B       Additional                    Total
                                  common                     common        paid-in    Accumulated    stockholders'
                                   stock                     stock         capital      deficit    equity/(deficiency)
                             ----------------------   -----------------   ---------    ---------   -------------------
                                Shares    Amount       Shares   Amount
                                                       ------   ------

Balance at April 1, 1993       2,420,187  $74,744     187,750  $ 7,550   $14,128,810  $(16,754,658)   $ (2,543,554)
Exercise of Class A Warrants      12,144    1,943                            385,868                       387,811
Exercise of stock options          2,599      416                             74,572                        74,988
Costs associated with various
      registrations and private
      placements                                                            (379,851)                     (379,851)
Surrender of redemption
      rights on common stock     121,230   20,997                          3,303,542                     3,324,539
Conversion of Class B Stock to
      Class A Stock              187,750    7,550     (187,750) (7,550)
Private placement of 6,266,602
      Class A Warrants                                                     2,351,636                     2,351,636
December 1993 Private Placement   18,167    2,907                          1,035,094                     1,038,001
Net loss for the year                                                                   (3,812,545)     (3,812,545)
Aggregate value assigned to
      warrants
   issued upon surrender
   of redemption rights                                                      775,000      (775,000)
                              ---------- --------       ------   -----    ----------    -----------     -----------
Balance at March
   31, 1994 - (carried
    forward)                   2,762,077 $108,557            0   $   0   $21,674,671  $(21,342,203)       $441,025




     The accompanying notes are an integral part of these financial statements.

                Information Management Technologies Corporation


                              STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY) (continued)
                                       Years Ended March 31, 1996, 1995 and 1994


                                     Class A                 Class B          Additional                        Total
                                      common                  common           paid-in      Accumulated      stockholders'
                                       stock                  stock            capital        deficit      equity/(deficiency)
                                -------------------       -----------------   ---------      ---------     -------------------
                                Shares      Amount       Shares   Amount
                                ------      ------       ------   ------

Balance at March 31, 1994
    - (brought forward)        2,762,077 $  108,557       $   0   $    0   $  21,674,671   $(21,342,203)     $    441,025
Costs associated with various
     registrations and private
     placements                                                                   (2,647)                          (2,647)
Initial public offering of
         INSCI common stock                                                    6,240,224                        6,240,224
Conversion of INSCI warrants
         to Imtech stock          16,055      2,568                               (2,568)                               0
Value assigned to options
     granted in connection
     with bridge financing                                                       155,000                          155,000
Net loss for the year                                                                        (5,664,106)       (5,664,106)
                                 --------    ------      ------   ------    ------------    ------------       -----------
Balance at March 31,
  1995 - (carried forward)      2,778,132 $  111,125          0   $    0    $ 28,064,680  $ (27,006,309)     $  1,169,496
                                ========= ==========     ======   ======    ============   =============     ==============





    The accompanying notes are an integral part of these financial statements.

                 Information Management Technologies Corporation

                              Years Ended March 31, 1996, 1995 and 1994


                                     Class A                                  Additional                    Total
                                      common                  Preferred        paid-in    Accumulated    stockholders'
                                       stock                  Stock            capital      deficit    equity/(deficiency)
                                -------------------       -----------------   ---------    ---------   -------------------
                                Shares      Amount       Shares    Amount
                                ------      ------       ------    ------

Balance of stock
  March 31, 1995
  - (brought forward)          2,778,132   $  111,125          0    $     0 $ 28,064,680  $ (27,006,309)   $  1,169,496
Exercise of stock options        125,000        5,000                            113,360                        118,360
Transfer agent administration
  error                          144,196        5,768                                 --                          5,768
Issuance of common stock
  under Regulation "S" -
Fondo                            287,750       11,510                            238,490                        250,000
Issuance of common stock under
  Regulation "S" - Opportunidad  200,000        8,000                            242,000                        250,000
Issuance of preferred stock
from debenture conversion                              2,026,580  2,026,580                                   2,026,580
Net loss for the year                                                                        (4,678,514)     (4,678,514)
                               ---------     --------  ---------  ---------  -----------  --------------   -------------
Balance at March 31, 1996      3,535,078    $ 141,403  2,026,580 $2,026,580  $28,658,530  $ (31,684,823)   $   (858,310)
                               =========    =========  ========= ==========  ===========  ==============   =============










    The accompanying notes are an integral part of these financial statements.

                INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION


                           STATEMENTS OF CASH FLOWS


                                                                           YEARS ENDED MARCH 31,
                                                                     1996          1995            1994          1994
                                                                     ----          ----            ----          ----
                                                                                                             (unaudited
                                                                                                           deconsolidated)

Cash flows from operating activities
   Net loss                                                      $(4,678,514)  $(5,664,106)    $(3,812,545) $ (3,812,545)
   Adjustments to reconcile net loss
     to net cash provided by (used in) in operating
           activities:
      Write-down of property and equipment                                --       750,000              --            --
      Depreciation and amortization                                  458,741       558,975       1,062,624       880,624
      Amortization of loan and consulting fees                        69,000        65,675              --            --
      Amortization of goodwill                                            --         4,873          57,220        57,220
      Amortization of software development                                                         427,370            --
      Interest paid by issuance of preferred stock                   130,580            --              --            --
      Accretion interest on current debt                                  --        32,292              --            --
      Loss on sale of stock                                           73,500            --              --            --
      Equity in net loss of INSCI Corp.                            1,452,000     2,187,411              --     2,968,219
      Write off of registration costs                                                              330,000            --
      Write off net assets of discontinued operations                185,331            --              --            --
      Provision for doubtful accounts                                 48,115       209,169         328,060       134,060
      Accrued rent                                                  (200,954)      302,653         266,795       266,795
      Changes in operating assets and liabilities:
         Accounts receivable                                       1,177,813       400,377      (2,162,035)     (491,035)
         Inventory                                                    75,390        14,197         403,500       (41,500)
         Prepaid expenses and other                                 (300,873)      147,506         (66,578)      (63,578)
         Deposits and other assets                                   231,143      (107,872)       (299,237)     (299,237)
         Accounts payable                                            692,673      (161,897)        123,414      (117,586)
         Accrued salaries                                            (58,993)       84,093          48,256        48,256
         Deferred revenue                                           (424,933)      168,103         860,298       398,298
         Customer deposits                                                --          (210)       (332,628)       (8,961)
         Other accrued liabilities                                   143,747      (355,443)        730,962       443,962
                                                                  ----------    ----------      ----------    ----------


         Net cash provided by (used in)                             (926,234)    (1,364,204)     (2,034,524)      362,992
                                                                  ----------    ----------      ----------    ----------
         in operating activities

Cash flows from investing activities
   Capital expenditures                                              (56,456)     (214,348)     (1,323,763)   (1,017,312)
   Capitalized software development costs                                 --            --        (298,451)           --
   Proceeds from sale of INSCI common stock                          331,129            --              --            --
   Advances to INSCI Corp.                                                --       (38,095)             --    (3,923,000)
   Repayment by INSCI Corp.                                        1,000,000     2,450,585              --            --
   Proceeds from collections of
      notes receivable                                                    --            --          18,142        18,142
                                                                  ----------    ----------      ----------    ----------

          Net cash provided by (used in) investing
          activities                                               1,274,673     2,198,142      (1,604,072)   (4,922,170)
                                                                  ----------    ----------      ----------    ----------


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION


                                                                    YEARS ENDED MARCH 31,
                                                             1996           1995           1994           1994
                                                             ----           ----           ----           ----
                                                                                                   (unaudited -
                                                                                                    deconsolidated)

Cash flows from financing activities
   Net borrowings (repayments) under bank
     credit facility                                    $  (479,442)   $  (415,441)   $  (176,375)   $   120,625
   Financing from bank overdraft                           (268,881)       268,881             --             --
   Proceeds from  bank issuance of short term
     debt and options                                       176,852        250,000             --             --
   Proceeds from issuance of long-term debt               2,340,185        (79,617)      (137,561)       (72,561)
   Payments of capital lease obligations                   (529,721)      (499,236)      (352,860)      (300,860)
   Repayment of BNY warrant                                (200,000)            --             --             --
   Payment of stockholder loan                                   --       (185,900)            --             --
   Proceeds of private placement of common stock
      with mandatory redemptions                                 --             --      3,194,913      3,194,913
   Proceeds from equity placements, option
      and warrant exercises                                 624,128             --      1,120,949      1,120,922
   Deferred registration costs                                   --             --       (506,609)            --
   Costs associated with equity placements and
   preferred stock redemption                                             (213,500)            --             --

      Net cash provided (used in) financing activities    1,663,121       (874,813)     3,142,457      4,063,039
                                                        -----------    -----------    -----------    -----------

   NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                       2,011,560        (40,875)      (496,139)      (496,139)

   Cash and cash equivalents at beginning of year                --         40,875        537,014        537,014
                                                        -----------    -----------    -----------    -----------

   Cash and cash equivalents at end of year               2,011,560    $        --    $    40,875    $    40,875
                                                        ===========    ===========    ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the year for:

    Interest                                            $   355,852    $   331,518    $   701,867    $   627,867
    Income taxes                                        $    11,592    $     2,166    $     2,041    $     2,041





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     STATEMENTS OF CASH FLOWS (CONTINUED)




Supplemental information on noncash investing and financing activities:

   During the year ended March 31,1996 the Company issued 171,000 shares of Class A Common Stock valued at $502,000 for services rendered over a 3 year period.

   During the year ended March 31, 1996, the Company negotiated with one of its primary suppliers, to convert $545,000 in trade payables into a two year interest bearing note.

   During the year ended March 31,1996, holders of the Company's 12% subordinated convertible debentures elected to convert $1,896,000 in debentures into shares of the Company's 12% Preferred Stock.

   During the year ended March 31, 1995, BNY notified the Company that it would exercise its right to "put" the $200,000 warrant back to the Company.

   During the year ended March 31, 1995, the Company negotiated with several key vendors to convert $148,821 trade payables into 12 month notes.

   During the year ended March 31, 1994, the Company canceled 187,750 shares of its Class B Common Stock, which was converted into the Company's Class A Common Stock.

   Capital lease obligations of approximately $405,000, $311,000, and $356,000 were incurred during the years ended March 31, 1996, 1995, and 1994, respectively, when the Company entered into leases for new equipment.

                 Information Management Technologies Corporation


                          NOTES TO FINANCIAL STATEMENTS

                          March 31, 1996, 1995 and 1994


NOTE A - ORGANIZATION

   Information Management Technologies Corporation (the "Company"), a Delaware corporation, was incorporated in 1986. The Company provides information and facility management services primarily to financial and other service industries which are characterized by substantial information processing, communications and document administration requirements. The Company's customer base consists primarily of major financial, manufacturing, legal, accounting and other medium to large service organizations which are principally located in New York City and the surrounding metropolitan area (New Jersey, Southeast Connecticut and Westchester County, New York). The Company, through a strategic alliance with a New York City based technology provider has begun to service clients in Pennsylvania, the midwest and Europe. As of March 31, 1996 the Company maintains a 38% ownership interest in INSCI Corp., a Masschusetts based developer of computer software.

   The Company has reported INSCI's results from operations on a consolidated basis in fiscal 1994 and on the equity method of accounting for the fiscal years ended March 31, 1996 and 1995.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.   Revenue Recognition
     -------------------

        Revenues from the Company's services are recognized as the services are performed or upon shipment.

        Revenue from the sale of the Company's former majority owned subsidiary INSCI's multi-user system installations which require significant customization is recognized upon customer acceptance, when there are no longer significant obligations to be fulfilled and when collectibly is probable and imminent. Stand-alone version installations do not require significant obligations after delivery of the hardware and software. Revenue on such sales is recognized upon shipment and remaining obligations, if any, are accrued. The INSCI's software license agreement does not (i) entitle the buyer to any right of return or exchange, or (ii) grant the customer any right to product upgrades or enhancements. Software maintenance is recognized ratably over the contract period, generally one year. Advance payments required from customers under contractual agreements, which have not been fulfilled, are classified as customer deposits.

2.   Cash and Cash Equivalents
     -------------------------

     Cash and cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturity of three months or less. They are carried at cost which approximates market value.

3.   Inventory
     ---------

   Inventory consists primarily of paper, toner and ink and is stated at the lower of cost (FIFO) or market.

4.   Property and Equipment
     ----------------------

   Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Equipment under capital leases is amortized over the service lives of the assets. The straight-line method of depreciation and amortization is used for

                 Information Management Technologies Corporation

                          March 31, 1996, 1995 and 1994



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4.   Property and Equipment (continued)
     ----------------------

     substantially all assets for financial reporting purposes. Accelerated depreciation methods are used for tax purposes.

     The estimated useful lives are as follows:
             Production equipment                           7 years
             Software                                       5 years
             Furniture and fixtures                         7 years
             Leasehold improvements                         Life of Lease
             Computer equipment                             3-5 years

        During the second quarter of Fiscal 1995, management's review of its property and equipment records caused management to believe that certain property and equipment listed was not presently owned by the Company. As a result, the Company recorded a $750,000 charge to write-down property and equipment based on management's best estimate.

        During the fourth quarter of Fiscal 1995 the Company engaged an independent firm to provide the Company with an independent property and equipment inventory and valuation. As a result of the independent appraisers review of the assets listed by the Company, the report supports the Company's belief that its records more accurately reflect the assets owned by the Company after the charge recorded in the second quarter of fiscal 1995.

5.   Deferred Financing Costs
     ------------------------

        Deferred financing costs, included in deposits and other assets on the balance sheet, are amortized over three years. Such costs were written off upon the termination of the related credit facility.

6.   Loss Per Share
     --------------

        Loss per share has been calculated on the basis of weighted average number of shares outstanding during the period after giving retroactive effect to the reverse stock split as discussed in Note K. The effect on loss per share of stock options and warrants outstanding is antidilutive and has not been included in the calculation of weighted average number of shares outstanding.

7.   Concentration of Credit Risk
     ----------------------------

        Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its temporary cash investments in money market investments with one financial institution. At March 31, 1996, the uninsured amounts were approximately $1,500,000. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. The Company has not experienced any losses on these investments to date.

        The Company has not experienced significant losses relating to receivables. The Company performs on- going credit evaluations of its customers and maintains reserves for potential credit risks as determined by management. Accounts receivable consist of geographically and industry dispersed customers.

                 Information Management Technologies Corporation

                          March 31, 1996, 1995 and 1994




  NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  8. Use of Estimates
     ----------------

          The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual result could differ from those estimates.

9.   Fair Value of Financial Instruments
     -----------------------------------

          Included in the Company's financial instrument portfolio are cash, trade receivables and payables and debt instruments. The carrying value of short-term financial instruments approximates fair value because of the relatively short period of time between the origination of the instruments and their expected realization. The carrying value of the debt represents its fair value due to the market rate of interest being paid.

10.  Investment in INSCI Corp.
     -------------------------

          The financial statements as of March 31, 1995 for the years ended March 31, 1994 have been restated to record the Company's investment in its former majority owned subsidiary INSCI Corp. under the equity method of accounting INSCI Corp. had been previously recorded on a consolidated basis (See Note D).

11.  Interest Expense
     ----------------

          Interest expense for the years ended March 31, 1996, 1995 and 1994 is $560,000, $484,0000 and $1,117,000, respectively.

NOTE C - BASIS OF PRESENTATION

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses in recent years and as a result has experienced a deficiency in cash flows from operations in those years. The Company had a working capital deficiency of $407,359 as of March 31, 1996. Management believes that it has sufficient working capital and other resources to meet its current obligations as they come due.

     During the year ended March 31, 1996, and continuing through the first quarter of fiscal 1997, the Company has implemented various strategies and measures which were fundamental to the Company's future growth and profitability.

     - During the period April 1, 1995 through June 15, 1996, the Company obtained business from 13 new clients. The majority of the new clients have signed three (3) year agreements with the Company.

     - In March 1996, the Company issued $2,100,000 in 6% convertible debentures, of which $1,500,000 of the net proceeds were used to satisfy the Company's outstanding obligations to BNY Financial and the remaining balance will be used to supplement the Company's working capital and to purchase additional production equipment to help the Company meet its increasing capacity demands. As part of the settlement with BNY, the Company received a release of all liens held by BNY and therefore its assets are now unencumbered.

     - The Company maintains ownership of approximately 1,450,000 shares of the Class A Common Stock of INSCI Corp. which has a present market value of $9,000,000.

                 Information Management Technologies Corporation

                          March 31, 1996, 1995 and 1994




NOTE C - BASIS OF PRESENTATION (continued)

     - In November 1995, the Company implemented its debenture exchange program whereby holders of the Company's 12% $2.3 million subordinated convertible debentures received (1) one share of the Company's 12% Preferred Stock (PIK interest), which carries a mandatory conversion into shares of the Company's Class A Common Stock by April 1998 for each one dollar in 12% subordinated convertible debenture held. As of March 31, 1996, the Company will save approximately $200,000 in annual interest cost and has eliminated the majority of its long term debt. (The debentures were due and payable in November 1996).

     - The Company has repaid all vendor note payables from prior years and is in good credit standing with all its major suppliers of materials and services.

     - The Company has no existing loan convenants or other borrowing restrictions.

NOTE D - INVESTMENT IN INSCI CORP.

     At March 31, 1996 the Company has a 38% ownership interest in INSCI Corp., a Massachusetts based developer of computer software, which is accounted for under the equity method of accounting. INSCI's financial position as of March 31, 1996 and 1995 and their results of operations for the years ended March 31, 1996, 1995, and 1994 (unaudited) is set forth below: (000's)

                                        1996            1995            1994
                                        ----            ----            ----
                                                                     (unaudited)
                                                                     -----------
          Net Sales                 $   7,913        $  7,188        $  8,187
          Net Loss                  $  (1,452)       $ (3,113)       $ (2,968)
                                                                      --------


          Current Assets            $   2,690        $  2,915
          Other Assets                  2,533           2,384
                                        -----           -----

           Total Assets             $   5,223        $  5,299
                                      =======         =======


          Current Liabilities       $   2,660        $  2,032
          Long term Debt                   44              32
          8% redeemable preferred
            stock                         --            1,634
          Stockholders' Equity          2,519           1,601
                                        -----         -------

          Total Liabilities and
          Stockholders' Equity       $  5,223        $  5,299

          Investment in INSCI Corp.  $    379        $  3,236
                                          ---           -----

       As of March 31, 1995 and 1994 and for the years then ended the Company had a majority ownership interest in INSCI, and thereby reported their results on a consolidated basis. Presentation of fiscal 1995 and 1994 (unaudited) financial statements have been restated to give effect to accounting for INSCI on the equity method.

       In April 1994, the Company's 100% owned subsidiary INSCI, completed an initial public offering whereby the Company's ownership was reduced to 58%. In addition, the Company received 41,134 shares of INSCI preferred stock in exchange for $4,134,000 in intercompany debt.

                 Information Management Technologies Corporation

                          March 31, 1996, 1995 and 1994




NOTE D - INVESTMENT INSCI CORP. (continued)

       During fiscal 1995, the Company converted 25,000 shares of the INSCI preferred stock into shares of INSCI Class A Common Stock thereby increasing the Company's ownership in INSCI to approximately 64%.

       During fiscal 1996, the Company sold 350,000 restricted shares of INSCI Class A Common Stock, and in addition, issued 500,000 shares of INSCI Common Stock related to an option exercise. These transactions reduced the Company's ownership in INSCI to approximately 38%.

NOTE E - CURRENT DEBT

(1) On January 22, 1996, the Company issued $380,000 in 12% subordinated convertible debentures due in January 1997. The debenture affords the right to the holder to convert the debenture plus accrued interest into shares of Class A Common Stock at $1.50 per share. The holders were further granted cost free registration rights.

(2) On January 17, 1995, the Company completed a financing transaction wherein it obtained loans and issued options for the aggregate sum of $250,000 from five (5) individuals ("Option-Holders"). The Company entered into a series of Loan-Option Agreements wherein the loans were repayable in one
       (1) year with interest at nine percent (9%) per annum. Each option Holder received a pledge of an option to purchase 100,000 shares of the Company's former majority owned subsidiary, INSCI Corp. In addition, the Option Holders had a period of one (1) year to exercise, on a pro rata basis, the option to purchase up to 125,000 shares of the Common Stock of the Company at $.04 per share. Each Option Holder upon exercise of the option to purchase common stock of the Company and INSCI, were granted registration rights with respect to said shares, and agreed to pay a pro rata cost of registration up to the sum of $25,000. The Company had the right to repurchase the INSCI options at the rate of $.11 per option during the first ninety (90) days of the loan period. The Option Holders had a period of one (1) year to exercise the purchase of the INSCI options at $.51 per share. In January 1996 the Company repaid $200,000 of the $250,000 in loan options. The remaining loan option holder has requested that the Company repay the remaining outstanding principal and accrued interest in shares of INSCI stock. In addition, in January 1996, the option holders exercised their options to purchase 125,000 and 100,000 common shares of the Company and INSCI, respectively.

(3) During the Company's Fourth quarter of fiscal 1995, the Company negotiated with several key vendors to convert currently due trade payables into twelve month notes. The notes, aggregating $127,831, were due in various installments through December 1995. Interest, at prime plus 2%, is payable monthly. The notes were repaid in full during fiscal 1996.

                 Information Management Technologies Corporation

                          March 31, 1996, 1995 and 1994




NOTE F - LONG-TERM DEBT

   Long-term debt consists of the following:
                                                           March 31,
                                                 ---------------------------
                                                     1996            1995
                                                 ----------------------------

     12% Convertible subordinated debentures (1)     $405,000    $2,301,000
     Revolving credit and term loan facility (2)      240,185     1,119,588
     BNY warrant put (2)                                  --        200,000
     Vendor notes payable (3)                         545,472           --
     6% Convertible debentures (4)                  2,100,000           --
                                                    ---------           --
                                                    3,290,657     3,620,588
     Less current maturities                         (497,328)     (121,500)
                                                   ----------     ---------
                                                $   2,793,329 $   3,499,088
                                                 ============  ============

   Scheduled maturities of long-term debt are as follows:

     Year ending March 31,
        1997                                                  $     497,328
        1998                                                      2,793,329
                                                               ------------
                                                              $   3,290,657
                                                               ------------

(1) During fiscal 1992, the Company received proceeds of $2,301,000 from a private placement of convertible subordinated debentures. Interest, at the rate of 12% per annum, is payable semiannually each May 15 and November 15, commencing May 15, 1992. The debentures are convertible into Class A common stock of the Company, at the option of the holders, at any time on or before maturity at $10.00 per share, subject to adjustment upon the occurrence of certain events. The debentures are redeemable in whole on the fifth anniversary of issuance.

     In December 1995, the Company initiated its debenture exchange program whereby holders of the Company's 12% subordinated convertible debenture were entitled to receive $1.00 of the Company's newly created 12% preferred stock for every $1.00 in subordinated convertible debentures. As of March 31, 1996, the holders converted $1,896,000 in convertible subordinated debentures into shares of the Company's 12% Preferred Stock.

(2) The Company had a lending and credit facility with BNY Financial ("BNY") upon which BNY made advances to the Company at a rate of prime plus 2%. In March 1996, the Company agreed with BNY to terminate the Company's lending and credit relationship. In connection with the financing arrangement the Company had granted to BNY a warrant to purchase 100,000 shares of its Class A Common Stock with an exercise price equal to at least 80% of the market value of the Company's Class A Common Stock on the date of grant. BNY had a right to "put" the warrant back to the Company for $200,000 if the warrant remains unexercised after five years. During the fourth quarter of Fiscal 1995, BNY notified the Company that it would exercise its right to "put" the warrant back to the Company. On April 1, 1995 the Company commenced payment on the put over an 18 month period ending in September of 1996. The remaining balance of the BNY warrant put was satisfied upon the Company's termination of its agreement with BNY. On April 10, 1996, the Company terminated its lending and credit relationship with BNY and obtained a release from BNY of all collateral security pledged to BNY as a result of the Company's financing arrangement with BNY. The Company paid $1,462,707 to BNY in full payment of all outstanding loans, advances and debt obligations due to BNY from the Company, including a $75,000 termination fee. The outstanding obligation to BNY has been classified separately as a current liability on the balance sheet as of March 31, 1996.

                 Information Management Technologies Corporation

                          March 31, 1996, 1995 and 1994




NOTE F - LONG-TERM DEBT (continued)

(3) In March 1996, the Company negotiated with one of its primary vendors to convert trade payables into a 24 month note in the aggregate amount of $613,203 which is due in monthly installments of $25,549 through March 1998, with interest at 11.5% per annum.

(4) On March 5, 1996, the Company issued a two year, 6% convertible debenture for the sum of $2,100,000 to Infinity Investors Ltd. ("Infinity") under Regulation "S" of the Securities Act. Infinity has the option to convert the principal and/or accrued interest, payable quarterly, at its discretion into shares of the Company's Class A Common Stock at a 30% discount to market based on the 5 day average trading price at the time of conversion. Reference is made to Note P.

NOTE G - RELATED PARTY TRANSACTIONS

     On April 21, 1994, the Company's then wholly owned subsidiary INSCI Corp.
        completed an initial public offering ("IPO") of 1,250,000 units ("Units") of which the Company received net proceeds of approximately $7,159,000. Prior to April 21, 1994, the Company provided working capital advances to INSCI. As of March 31, 1994 the outstanding balance of the intercompany indebtedness owed by INSCI to the Company was $6,461,000. Of the proceeds of the IPO, INSCI used $2,327,000 to partially repay the principal portion of the indebtedness. The remaining unpaid balance at April 21, 1994 of $4,134,000 was converted into 41,343 shares of INSCI preferred stock. The Board of Directors of the Company and INSCI each has adopted a policy that neither company will make further advances to the other. During fiscal year 1996 no advances were made between the Companies.

     Effective December 15, 1994, the Company converted 25,000 shares of its majority owned subsidiary INSCI's preferred stock, par value $100, held by the Company into 500,000 shares of INSCI Common Stock at a rate of 20 INSCI Common Shares for each share of Preferred Stock held. On June 15, 1995, the Company redeemed the remaining 16,343 shares of preferred stock of INSCI Corp. for $1,000,000.

     In November 1992 the Company's former majority owned subsidiary, INSCI filed a registration statement with respect to an initial public offering of shares of its Common Stock. As a result of the restructuring of the customer support staff, completion of development of enhancements to improve ease of installation and customer support and negotiations to achieve a firm underwriting for the said initial public offering, INSCI delayed the completion of the offering. Costs incurred in connection with that registration statement of $330,000 were charged to expenses during the second quarter of fiscal 1994.

NOTE H - CAPITAL LEASES

     For financial reporting purposes, certain equipment leases have been treated as capital leases. The present value of minimum future obligations is calculated based on interest rates (ranging from 8% to 24%) applicable at the inception of the leases. The leases are noncancellable and expire on various dates through fiscal 1998. The cost of equipment under capital leases amounted to approximately $2,106,000 and $1,701,000, with related accumulated depreciation of approximately $894,000 and $634,000, at March 31, 1996 and 1995,
        respectively. This equipment is primarily production equipment.

     The following is a schedule of the present value of future minimum lease payments under capital leases as of March 31, 1996:

                 Information Management Technologies Corporation

                          March 31, 1996, 1995 and 1994




NOTE H - CAPITAL LEASES (continued)


   Year ending March 31,
        1997                                            $     476,748
        1998                                                  258,700
        1999                                                  103,550
                                                              -------
     Total minimum lease payments                             838,998
     Amount representing interest                            (142,991)
     Current portion of capital lease obligations            (333,728)
                                                         ------------
     Present value of long-term obligations under
        capital leases                                  $     362,279
                                                        =============

NOTE I - OPERATING LEASES

   The Company leases certain equipment and conducts a portion of its operations in leased facilities under leases classified as operating leases. The lease for the Company's main operating facility contains a provision for annual adjustments based on the cost of living (COLA) rate. The following represents approximate minimum rental payments under such operating leases:

   Year ending March 31,
        1997                                             $    482,000
        1998                                                  496,000
        1999                                                  512,000
        2000                                                  528,000
        2001                                                  544,000
        Thereafter                                          1,338,000
                                                         ------------
          Total minimum payments required               $   3,900,000
                                                         ============

   Rent expense charged to operations was approximately $629,000, $1,013,000, and $996,000 of which approximately $40,000, $35,000, and $47,000 consists of COLA adjustments for the years ended March 31, 1996, 1995 and 1994, respectively; rent expense for INSCI was $288,000.

   In Fiscal 1994, the lease for the Company's offices at 130 Cedar Street, New
     York, New York was extended for ten years commencing in August 1993. In connection with the amended lease, the Company was granted various concessions. The accompanying statements of operations reflect rent expense on a straight-line basis over the term of the lease. A rent accrual of approximately $369,000 and $569,000 representing pro-rata future payments is reflected in the accompanying balance sheets at March 31, 1996 and 1995, respectively.

   In June 1995, the Company completed negotiations with its landlord whereby the Company returned 20,000 square feet of previously occupied space. The Company entered into an agreement whereby the Company would pay $377,000 over an (8) eight month period in full satisfaction of the previously leased space. As of March 31, 1996 the Company had paid approximately $311,500.

                 Information Management Technologies Corporation

                          March 31, 1996, 1995 and 1994




NOTE J - INCOME TAXES

   At March 31, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $12,400,000 that are available to offset future taxable income and expire at various dates through the year 2011.

   The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate "ownership change." The Company's ability to utilize its net operating loss carryforwards would in general be limited if there is a change in ownership in excess of fifty percentage points. Although the Company has not performed a detailed study, it does not believe that an ownership change has taken place.

   The Company has fully reserved the tax benefits of these operating losses because the likelihood of realization of the tax benefits cannot be determined.

NOTE K - COMMON STOCK

   During February 1993, the Company commenced a private placement of units
     ("1993 Units") comprised of one share of Class A Common Stock and one and three quarters Class A Warrants sold for $3 per 1993 Unit. The original placement provided that in the event that INSCI consummates an initial public offering of its Common Stock pursuant to which at least $4,500,000 of gross proceeds are received on or before December 31, 1993, then each holder of shares of Class A Common Stock included in the 1993 Units had an election, which may be exercised by 30 days notice to the Company, either
     (i) to cause the Company to redeem the shares of Common Stock included in the 1993 Units at a redemption price of $3.00 per share; or (ii) to retain all shares of Class A Common Stock included in the Units acquired by such holder. The initial public offering of INSCI's Common Stock was completed on April 21, 1994. The original placement provided that if INSCI had not received such proceeds by December 31, 1993, then the election stated above shall expire, that the subscribers are entitled to receive one additional Class A Warrant and the subscribers will retain the shares of Common Stock included in the 1993 Units subscribed by them. No transfer of any of the shares of Common Stock comprising the 1993 Units was permitted until the earlier of the date of the redemption or December 31, 1993. As of March 31, 1994, the Company had received cash subscriptions for $5,000,000, and non-cash subscriptions for $1,100,000 issued in exchange for INSCI convertible notes and $225,000 issued in exchange of professional services payable. In connection with the surrender of redemption rights, each holder of the 1993 Units was issued an additional warrant for a total of 2,009,647 warrants valued at $.37 each, by an investment banker, with an aggregate value of approximately $775,000.

   In December 1993, the Company commenced a private placement of a maximum
     1,000,000 Units ("1994 Units") comprised of one share of Class A Common Stock and one and three quarters Class A Warrants, sold for $3 per 1994 Unit. The Company completed the sale of 376,028 1994 Units for an aggregate subscription price of $1,128,084, resulting in the issuance of 376,028 shares of Class A Common Stock and 658,049 Class A Warrants. As of March 31, 1994, the Company had received subscriptions for $1,038,000 of 1994 Units. Holders of the 1994 Units also received an option (the "Litigation Support Purchase Option") to purchase from the Company all of the Common Stock of IMTECH Litigation Support Services, Inc. for a price of $4,000,000. The Litigation Support Purchase Option was exercisable for a period of 30 days commencing on June 6, 1994. The Company had the right to acquire the Litigation Support Purchase Option (and thereby to cancel such Option) for a purchase price equal to $125,000.

                 Information Management Technologies Corporation

                          March 31, 1996, 1995 and 1994




NOTE K - COMMON STOCK (continued)

   On May 15, 1995 the Company's shareholders approved a four (4) for one (1) reverse stock split of the Company's Class A Common Stock and approved increasing the par value of the Class A Common Stock from $.01 to $.04, and increased the number of shares authorized under the Company's stock option plan as stated in Note L. The accompanying financial statements give retroactive effect of the reverse stock split for all periods presented.

   In November 1995, the Company completed a loan arrangement in the form of a convertible subordinated debenture with the Company known as Fondo De Adquisciones E Inversiones Internationales XL S.A. ("Fondo") a foreign entity, wherein Fondo loaned the Company the sum of $250,000 at 15% per annum. On December 28, 1995, in accordance with the terms of the agreement, Fondo notified the Company of its election to convert the subordinated convertible debenture into shares of the Company's Class A Common Stock at $.875 per share. As a result of the conversion, 285,750 shares of the Company's Class A Common Stock were issued under Regulation "S" of the Securities Act.

   During January 1996, holders of options from the Company's $250,000 January
     1995 Loan Option Agreement exercised 125,000 options to purchase 125,000 shares of the Company's Class A Common Stock at an exercise price of $.04 per share.

   On January 22, 1996, the Company completed the sale of 200,000 shares of its Class A Common Stock at $1.25 per share, with a Company known as C.A. Opportunidad S.A. under the rules of Regulation "S" of the Securities Act. The Company received net proceeds of $250,000.

NOTE L - STOCK OPTIONS

Non-Qualified Stock Option Plan
- -------------------------------

   The Company's 1987 Non-Qualified Stock Option Plan (the "NQSO Plan") was adopted by the Board of Directors and approved by the stockholders in August 1987. The NQSO Plan provides for the granting of options to purchase shares of the Company's Class A Common Stock to key persons whom, in the judgment of the Compensation Committee of the Board of Directors (the "Committee"), the Company relies on for the successful conduct of its business. Directors of the Company who are not employees of the Company are not eligible to participate in the NQSO Plan. There are 4,000,000 shares reserved for issuance under the NQSO Plan as amended. As of March 31, 1996, options to acquire a total of 1,415,772 shares were outstanding or approved for grant under the NQSO Plan at an exercise price ranging from $1.00 to $9.89 per share. The NQSO Plan will continue in effect for a term of ten years unless terminated earlier by the Board of Directors.

Incentive Stock Option Plan
- ---------------------------

   The Company's Incentive Stock Option Plan (the "ISO Plan") was adopted by the
     Board of Directors and approved by the stockholders in August 1987. There are 3,000,000 shares reserved for issuance under the ISO Plan as amended. The ISO Plan, provides for the granting to key employees of "Incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"). All employees, including officers and employee directors of the Company, are eligible under the ISO Plan, which is intended to be used to attract and retain key personnel.

                 Information Management Technologies Corporation

                          March 31, 1996, 1995 and 1994




NOTE L - STOCK OPTIONS (continued)

Incentive Stock Option Plan (continued)
- ---------------------------

   The ISO Plan is administered by the Committee, which determines the terms of options granted, including the exercise price, dates and number of shares subject to the option. The exercise price of all options granted under the ISO Plan must be at least equal to the fair market value of the shares on the date of grant, and the term of each option may not exceed 10 years. With respect to any participant who may own more than 10% of the Company's outstanding voting shares, the exercise price of any incentive stock option must be at least equal to 110% of the fair market value of the Class A Common Stock on the date of grant and the term may be no longer than five years.

   As of March 31, 1996, options to acquire a total of 1,345,661 shares were outstanding or approved for grant under the ISO Plan at an exercise price ranging from $1.250 to $5.845 per share. The ISO Plan will continue in effect for a term of ten years unless terminated earlier by the Board of Directors.

Directors Option Plan
- ---------------------

   The Company's Directors Option Plan (the "Directors Plan") was adopted by the Board of Directors in October 1988, approved by the stockholders on December 19, 1988 and amended by the stockholders in October 1992. A total of 1,500,000 shares of Class A Common Stock have been reserved for issuance under the Directors Plan, as amended. The Directors Option Plan provides that director stock options will be granted only on the date of the Annual Stockholders meeting in each even calendar year. The purpose of the Directors Plan is to retain the service of qualified non-officer, or non-employee, directors who are considered essential to the sustained progress of the Company.

   Stock option transactions during the three years ended March 31, 1996 are as follows:


                                                                         Directors'
                                        NQSO               ISO             Option
                                        Plan               Plan              Plan             Other
                                  ---------------      ------------      -----------          -----
     Balance at April 1, 1993          276,354            213,238            60,000             20,300
        Exercised                       (5,000)            (3,125)
        Granted                          7,500             61,875
        Canceled
                                     ---------         ----------       -----------        -----------
     Balance at March 31, 1994         278,854            271,988            60,000             20,300
                                     ---------         ----------       -----------        -----------
        Exercised
        Granted                                           300,000
        Canceled                       (58,440)          (103,827)          (45,000)
                                     ---------         ----------       -----------        -----------
     Balance at March 31, 1995         220,414            468,161            15,000             20,300
                                     ---------         ----------       -----------        -----------
        Exercised
        Granted                      1,195,358            877,500
        Canceled                                                                               (20,300)
                                     ---------         ----------       -----------        -----------
     Balance at March 31, 1996       1,415,772          1,345,661            15,000                  0
                                     ---------         ----------       -----------        -----------

     Exercisable at March 31, 1996   1,015,772            590,660            15,000                  0
                                   ===========        ===========       ===========        ===========



                 Information Management Technologies Corporation

                          March 31, 1996, 1995 and 1994



NOTE L - STOCK OPTIONS (continued)

Directors Option Plan (continued)
- ---------------------

   The shares available for future grant, exclusive of the contingent shares discussed above, are 2,584,228 under the NQSO Plan and 1,654,339 under the ISO Plan and 1,485,000 under the Director's Option Plan at March 31, 1996.

NOTE M - MAJOR CUSTOMERS

   Sales to the Company's two largest customers during the year ended March 31, 1996, and the three largest customers during the years ended March 31, 1995 and 1994 accounted for approximately 39%, 56% and 53% of total sales during such years, respectively.

NOTE N - CONTINGENCIES

SEC Investigation
- -----------------

   On September 30, 1992, the Company and INSCI the Company's former majority owned subsidiary, reached an agreement with the SEC to conclude and settle the SEC's informal investigation of the Company and INSCI. The Company and INSCI, without admitting or denying any of the allegations made by the SEC in its complaint, and without a trial or final adjudication of the allegations made in the SEC's complaint, consented to the entry of an order enjoining the Company and INSCI from future violations of certain provisions of the Federal securities laws and the rules and regulations thereunder. The settlement may adversely affect the Company and INSCI and restrict the Company's and INSCI's ability to raise funds from persons located in certain significant states. The impact of these restrictions may be to prevent the Company and INSCI from conducting future public offerings or private placements.

   On June 29, 1995, subsequent to the Company filing its annual report on Form
     10-K for the year ended March 31, 1995, which was filed with the Commission on June 27, 1995, the Company's special counsel obtained a copy of a private order of investigation from the Securities and Exchange Commission ("Commission"). The Commission has issued an order of investigation of the Company and INSCI Corp. and/or its former officers and directors during the period March 1993 and continuing until April 13, 1995. The order of investigation inquiring into whether the Company and its then officers and directors engaged in violations of rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"), failed to file annual reports and other information as required by the rules and regulations of the Commission in violation of Section 13 (a) of the Exchange Act and Rules 12b-20, 13a-11 and 13a-13, and failed to maintain proper books and records in violation of section 13(b)(2) of the Exchange Act or falsified or caused to be falsified books and records of the Companies in violation of section 13(b)(2)(a), Rule 13b 2-1, and Rule 13b 2-2 of the Exchange Act.

   On July 26, 1995, the Company was further notified by its special counsel that the Commission had issued subpoenas to the Company for the Company's records related to the engagement and subsequent resignation in October 1994 of the Company's then independent certified public accountants, Coopers and Lybrand LLP ("Coopers"). Following the resignation, the Company filed a report on Form 8-K disclosing certain accounting questions brought to the attention of Coopers by the Company relating to adjustments made in the Company's financial statements for the quarter ended September 30, 1994. The Company subsequently reviewed these questions and in the Company's opinion concluded that such matters were accounted for in the proper periods.

                 Information Management Technologies Corporation

                          March 31, 1996, 1995 and 1994



NOTE N - CONTINGENCIES (continued)

SEC Investigation (continued)
- -----------------

   The Company is unaware of any violations with respect to annual reports or other information disclosed by the Company during the period stated in the order. The Company cannot predict, however the outcome of the Commission's investigation and whether such investigation will result in any type of formal enforcement action against the Company and INSCI and/or any of its officers and directors, or, if so, whether any such action would have an adverse effect on the Company and INSCI. An adverse outcome may result in the payment by the Company and INSCI of potential fines and penalties, restrict the Company's ability to obtain additional required financing, and may result in the delisting of the Company's securities from the NASDAQ stock market. In addition, the Company is currently under a consent order relating to a prior Commission Investigation. If the Company is found to have violated the existing Commission consent order, the Company and/or its officers and directors may be subject to sanctions for civil and criminal contempt and fines and/or penalties.

Employee Benefit Plans
- ----------------------

   From time to time, the Company had not made employee contribution payments to the trustee of its employee benefit plans at the time such contributions were due. Also, in the past the Company has not always made employee contributions to the plans concurrent with the deduction of these contributions from payroll. However, beginning in the fiscal year ended March 31, 1992, management believes that the Company has made employee contributions on a current basis.

   The Company was notified by regulatory authorities on January 7, 1994, that certain required regulatory filings made in connection with the employee benefit plans lacked requisite financial information. The Company received correspondence from the U.S. Department of Labor stating the Department's intent to assess a penalty against the Company in the amount of $50,000 for one of the years in question.

   The issues regarding contributions to its employee benefit plans and regulatory filings for the plans may subject the Company to certain tax, penalty and/or interest payments.

   In January 1996, the Company implemented a 401(k) plan covering all eligible employees. Contributions to the plan are based on a discretionary matching contribution of the employees's deferred compensation. Employee contributions are limited to 5% of salary. There were no employer contributions to the plan for the year ended March 31, 1996.

Registration Rights
- -------------------

   The Company has granted to the holders of certain warrants and shares of the Company's securities without cost demand and "piggyback" registration rights with respect to the underlying stock of the securities issued, or issuable. Compliance with these registration rights may involve substantial expense to the Company.

Employment and Consulting Agreements
- ------------------------------------

   The Company has employment agreements with its Chief Executive Officer and Chief Operating Officer, Christopher D. Holbrook and its President and Chief Financial Officer, Joseph A. Gitto, Jr. The agreements call for a base salary of $165,000 and $115,000 respectively, stock option grants of 670,000 and 603,000 respectively,

                 Information Management Technologies Corporation

                          March 31, 1996, 1995 and 1994



NOTE N - CONTINGENCIES (continued)

Employment and Consulting Agreements (continued)
- ------------------------------------


with 2/3 vested and additional vesting of 1/3 on the anniversary date of the agreements at prices ranging from $1.30 to $2.06.

   Robert H. Oxenberg, a director of the Company, has agreed to act as a consultant to the Company and is paid the sum of $5,000 per month in addition to reimbursement of expenses for services rendered to the Company. Additionally, Mr. Oxenberg has received stock option grants of 375,000 at a price range of $1.30 to $1.88.

Other
- -----

   In November 1995 the Company entered into an agreement with Corporate Relations Group ("CRG") to provide promotional, shareholder and brokerage communications services. The agreement was for a period of 3 years, and the Company agreed to pay CRG the sum of $300,000 or 171,000 shares of free trading Class A Common Stock, in addition to 500,000 options to purchase 500,000 shares of Class A Common Stock for $1.75 per share to $3.06 per share for a period of 5 years. The Company elected to pay CRG by issuing 171,000 shares of Class A Common Stock and has recorded a prepaid asset of $433,000 and an accrued liability of $502,000. Subsequent to the agreement, the Company borrowed 92,250 shares of Class freely traded Common Stock from a number of shareholders in the Company. The Company's agreement for the repayment of the borrowed shares involved the Company making payment of interest at 10% per annum in addition to the return of the borrowed shares and an additional (1) one share of Class A Common Stock for each (10) ten shares borrowed by the Company (an aggregate of 9,250 shares). The Company further agreed to grant cost free registration rights to each lender for the additional shares and interest as a result of the loan transaction.

   The Company will use its best efforts to file a registration statement for all of the borrowed shares plus interest and the additional 9,250 shares on or before September 30, 1996.

   CRG has asserted a claim for the balance of 78,750 shares of Class A Common Stock, and the Company has disputed the claim based upon the Company's contention that CRG has not performed under its agreement with the Company.

NOTE O - DISCONTINUED OPERATIONS

   In January 1995, the Company decided to discontinue its Litigation Support Services division.

   Sales of the Litigation Support Services division were $1,563,000 in Fiscal 1995 with a net loss of $1,773,000. The Company during the fourth fiscal quarter of 1996 took a charge of $390,000 to write-off the remaining net assets. There were no sales in fiscal 1996. At March 31, 1995 the assets and liabilities of the discontinued operations consisted of the following:

                 Information Management Technologies Corporation

                          March 31, 1996, 1995 and 1994



NOTE O - DISCONTINUED OPERATIONS (continued)


                                     ASSETS
                                     -------

Accounts receivable, net                      $147,299
Property and equipment, net                    272,172
Other assets, net                               11,556
                                              --------
Total assets  discontinued                     431,027
                                   LIABILITIES
                                   -----------
BNY line of credit                             178,858
Accounts payable                                66,838
                                               -------
Total liabilities discontinued                 245,696
                                               -------
Nets assets discontinued                    $  185,331
                                               =======

 The foregoing assets and liabilities were classified as current at March 31, 1995.

                 Information Management Technologies Corporation

                          March 31, 1996, 1995 and 1994



NOTE P - BUSINESS SEGMENT INFORMATION

   The Company's two business segments are Information Facilities Management
     ("IFM") and Optical Disk Data Storage Systems ("INSCI"). Summarized financial information by business segment is as follows:

   As of March 31, 1994 and for the year ended March 31, 1994, the Company had a majority ownership interest in INSCI, and thereby reported their results on a consolidated basis.


                                         Year ended March 31,
                                       ----------------------
                                                1994
                                        --------------------
Sales
     IFM                                    $19,319,414
     INSCI                                    8,187,405

                                             ----------
                                             27,506,819
                                             ==========

Operating earnings (loss)
     IFM                                        585,000
     INSCI                                   (2,314,025)
                                            -----------

Operating loss from continuing
     operations before other expenses        (1,729,025)

Other expenses (income):
     Corporate expenses                         994,408
     Interest expense                         1,116,944
     Interest income                            (27,832)
                                               --------
     Total other expenses                     2,083,520
                                              ---------
     Net loss                                (3,812,545)
                                           ============

NOTE Q - SUBSEQUENT EVENTS

(1) On April 15, 1996, Robert H. Oxenberg resigned as CEO and continued to serve as a Director of the Company. The Board of Directors appointed Mr. Christopher D. Holbrook as CEO and Mr. Holbrook resigned his office as President but will continue to serve as a Director of the Company. The Board appointed Mr. Joseph A. Gitto, Jr. as President and he continues to serve as CFO and a Director of the Company.

(2) In May and June 1996, Infinity Investors Ltd. notified the Company that they would convert an aggregate of $1,280,000 of the $2.1 million in 6% convertible debentures into shares of the Company's Class A Stock. As a result of the conversion, the Company issued 619,520 shares of the Company's Class A Common Stock. Infinity still owns $820,000 in 6% convertible debentures. The proforma unaudited condensed balance sheet gives effect to the above transaction.

                 Information Management Technologies Corporation

                          March 31, 1996, 1995 and 1994



NOTE Q - SUBSEQUENT EVENTS (continued)

                                         As Reported        Pro-Forma            As Adjusted
                                         -----------        ---------            -----------
 Current assets                        $  4,693,638        $     --             $   4,693,638
 Property and equipment, net              2,346,458              --                 2,346,458

 Other assets                               726,693          (113,000) (A)            613,693
                                        -----------         ---------             -----------
 Total assets                          $  7,776,789         $(195,000)           $  7,653,789
                                       -                    -
 Current liabilities                   $  5,100,997                              $  5,100,997
                                       -                        --               -
 Long term liabilities                    3,524,102        (1,280,000) (A)          2,244,102
 Stockholders equity (deficiency)          (858,310)        1,167,000  (A)            308,690
                                          ---------         ---------               ---------
 Total liabilities and
 stockholders equity/(deficiency)      $  7,776,789       $  (113,000)           $  7,653,789
                                       -


(A) To record the conversion of the Infinity 6% debentures into shares of the Company's Class A Common Stock, of which 880,000 was on June 17, 1996 and another 440,000 is expected to be converted in July 1996.



                                            Information Management Technologies Corporation


                                                              SCHEDULE II

                                                   VALUATION AND QUALIFYING ACCOUNTS

                                               Years Ended March 31, 1996, 1995 and 1994
                                                     -----


Column A                          Column B                                 Column D       Column E
- --------                          --------              Column C           --------       --------
                                                       Additions
                                                 --------------------
                                                    (1)       (2)
                                                            Charged to
                                 Balance at     Charged to    other                      Balance at
                                 beginning       costs and  accounts-    Deductions -      end of
Description                      of period       expenses    describe    describe (a)      year
- -----------                      ---------       --------    --------    ------------  -------------
Allowance for Doubtful Accounts
   Year ended March 31, 1996     $   56,385   $   209,850               $   161,735      $    104,500
                                                  -------                                    --------
   Year ended March 31, 1995         43,461       127,158                   114,234            56,385
   Year ended March 31, 1994         34,577       134,060                   125,176            43,461


Accumulated amortization of
   cost in excess of net
   assets acquired
   Year ended March 31, 1996        255,049                                                   255,049
   Year ended March 31, 1995        250,186         4,873                                     255,059
   Year ended March 31, 1994        192,966        57,220                                     250,186

Accumulated amortization of
capitalized software development
  costs
   Year ended March 31,1994         821,047       427,370                                   1,248,417

(a)  Amounts written off


                INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION

                                INDEX TO EXHIBITS
                                -----------------

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K, as indicated below (footnote explanations are at end of Index):

                                                                                   Sequential
                                                                                   Page Number
                                                                                   -----------
3.1   Certificate of Incorporation of the Company, as filed December 24, 1986, amended October 16, 1987, amended July 20, 1989, and amended December 14,
      1989.11/

3.2 Certificate of Incorpoation of the Company as amended June 13, 1995 and amended June 28, 1995. 20/

3.3   Certificate of Incorporation of the Company as amended November 30,
      1995.46/

3.4   Bylaws of the Company.1/

4.1 Unit Purchase Option for 46,300 Units dated April 6, 1988 issued to D. H. Blair & Co., Inc.8/

4.2   Unit Purchase Option for 32,000 Units dated April 6, 1988 issued to
      Parliament Hill Capital Corp.8/

4.3   Unit Purchase Option for 500 Units dated April 6, 1988 issued to David
      Nachamie.8/

4.4   Unit Purchase Option for 500 Units dated April 6, 1988 issued to Vincent
      Coakley.8/

4.5   Unit Purchase Option for 500 Units dated April 6, 1988 issued to Michael
      Siciliano.8/

4.6   Unit Purchase Option for 200 Units dated April 6, 1988 issued to Allison
      Brown.8/

4.7   Warrant Agreement by and among the Company, D.H. Blair & Co., Inc. and the
      Warrant Agent dated April 6, 1988.8/

4.8   Warrant Agreement by and among the Company, D.H. Blair & Co., Inc. and the
      Warrant Agent dated February 23, 1989.9/

4.9   Warrant Agreement by and among the Company, D.H. Blair & Co., Inc. and the
      Warrant Agent dated May 22, 1990.11/

4.10  Warrant Agreement by and among the Company, D.H. Blair & Co., Inc. and the
      Warrant Agent dated August 16, 1990.12/

4.11  Warrant Agreement by and among the Company, D.H. Blair & Co., Inc. and the
      Warrant Agent dated March 25, 1991.16/

4.12 Form of Convertible Subordinated Debenture issued in connection with the Company's private placement in November 1991.17/

4.13  Form of Convertible Subordinated Note issued in connection with INSCI
      Corp. private placement in June 1992.17/

4.14  Warrant Agreement by and among the Company, D.H. Blair & Co., Inc. and the
      Warrant Agent, dated February 1, 1993 as amended by Supplemental Agreement to Amend Warrant Agreement, dated June 27, 1993.18/

4.15  Loan option agreement, dated January 17, 1995, issued to Shor Yeshev. 20/

4.16  Loan option agreement, dated January 17, 1995, issued to Raquel Grunwald.
      20/ Sequential


                                                                                 Sequential
                                                                                Page Number
                                                                                -----------

4.17  Loan option agreement, dated January 17, 1995, issued to Lou Gurman. 20/

4.18  Loan option agreement, dated January 17, 1995, issued to Dynamic Control.
      20/

4.19  Loan option agreement, dated January 17, 1995, issued to Dr. Rona Krinick.
      20/

9.1   Voting Agreement between D.H. Blair & Co., Inc. and Pierce Lowrey, Jr.
      dated February 23, 1989 accompanied by a schedule of seven other substantially identical agreements reflecting parties names and amount of securities subject to agreements .10/

9.2   Voting Agreement between D.H. Blair & Co., Inc. and Gerald E. Dorsey.18/

9.3   Voting Agreement between the Company and Pierce Lowrey, Jr.19/

10.1  Employment Agreement dated as of September 1, 1987 between the Company and
      Pierce Lowrey, Jr.1/

10.2 Escrow Agreement by and among the Company, the existing stockholders, and the Escrow Agent.8/

10.3  Amended and Restated 1987 Incentive Stock Option Plan.10/

10.4  Amended and Restated 1987 Non-Qualified Stock Option Plan.8/

10.5  Sublease dated September 7, 1988, between the Company and Kidder, Peabody
      & Co., Incorporated for the Company's facilities at 130 Cedar Street, New
      York, New York with lease attached thereto.10/

10.6  Lease dated November 2, 1988, between the Company and Carol Gaynor,
      Marguerite K. Lewis and William A. Goldstein, as Trustees for additional facilities at 130 Cedar Street, New York, New York.10/

10.7  Lease dated August 19, 1987, between the Company and California State
      Teacher's Retirement System for the Company's facilities at Six Piedmont
      Center, Suite 100, Atlanta, Georgia.1/

10.8  Form of Facilities Management Agreement.1/

10.9  Form of Service Agreement.1/

10.10 Employment Agreement dated January 1, 1988 between the Company and Ronald
      A. Bibbo.3/

10.11 Non-Compete Agreement dated September 3, 1986 by and among Datacopi, Inc.,
      NCR Corporation, and Pierce L. Lowrey, Jr.2/

10.12 Line of Credit for the Company with The Robinson-Humphrey Company, Inc.2/

10.13 Agreement for Sale of 150,000 shares of Class B Common Stock between the
      Company and Pierce Lowrey, Jr.2/

10.14 Subscription Agreement for Ronald A. Bibbo.2/

10.15 Cease and Desist Agreement between the Company and Independent Printing
      Company, Inc.3/

10.16 Settlement Agreement between the Company and Mathias & Carr, Inc.3/

10.17 Line of Credit for the Company with The First National Bank of Atlanta.3/


                                                                                Sequential
                                                                                Page Number

10.18 March 31, 1988 accrued salary waiver between Pierce Lowrey, Jr. and the
      Company.7/

10.19 Letter Agreement between the Company and D. H. Blair & Co., Inc. regarding merger and acquisition consulting services dated April 13, 1988.8/

10.20 Consulting Agreement between the Company and D.H. Blair & Co., Inc. dated
      April 13, 1988.8/

10.21 Facilities Management Agreement dated June 6, 1988 by and between the
      Company and Manufacturers Hanover Trust Company, with Addendum thereto dated July 8, 1988.8/

10.22 Facilities Management Agreement dated September 7, 1988 by and between the
      Company and Kidder, Peabody & Co., Incorporated, and related agreements and documents.8/

10.23 Directors Option Plan.10/

10.24 Employment Agreement dated May 1, 1988 between the Company and Ray Miller, with attachments and exhibits.10/

10.25 Stock Option Agreements each dated May 1, 1988 between the Company and Ray
      L. Miller.10/

10.26 Agency Agreement dated January 30, 1989 between the Company and D.H. Blair
      & Co., Inc.10/

10.27 Unit Purchase Option for 2.55 Private Placement Units dated February 23,
      1989 issued to D.H. Blair & Co., Inc.10/

10.28 May 1, 1989 letter regarding salary waiver from Pierce Lowrey, Jr. to the Company.10/

10.29 Assignment Agreement dated May 24, 1989 between the Company and Pierce
      Lowrey, Jr. regarding assignment of claims against Ronald A. Bibbo.10/

10.30 Asset Purchase Agreement dated May 5, 1989 between Jon Rothenberg &
      Associates and the Company, with related documents and agreements.10/

10.31 Promissory Note in the original principal amount of $100,000 dated June 9, 1989 payable by the Company to Pierce Lowrey, Jr.10/

10.32 Commitment Letter dated July 17, 1989 from Pierce Lowrey, Jr. to the
      Company with respect to additional loans to the Company.10/

10.33 Employment Agreement dated December 15, 1989 between the Company and John
      Hoffman.11/

10.34 Credit Agreement dated August 1, 1989, as amended, by and between the Company and State Street Bank and Trust Company.11/

10.35 $750,000 Loan Commitment, Master Note and Security Agreement by and between Pierce Lowrey, Jr. and the Company dated March 1, 1990.11/

10.36 Asset Purchase Agreement by and between Imtech Optical Systems, Inc. and
      Acctex Information Systems, Inc. dated December 29, 1989.11/

10.37 Distribution Agreement between the Company and The Vault Company dated
      June 25, 1990.13/

10.38 Letter Agreement dated May 15, 1990 from D.H. Blair & Co., Inc. to the
      Company regarding amendment to Unit Purchase Option dated February 23,
      1989.14/



                                                                                Sequential
                                                                                Page Number
                                                                                -----------

10.39 Letter Agreement between the Company and D.H. Blair & Co., Inc. regarding
      1990 Bridge Loan dated May 22, 1990.14/

10.40 Form of 12% Subordinated Promissory Note issued in connection with 1990
      Bridge Loan.14/

10.41 Asset Purchase Agreement between the Company and IMTECH Atlanta, Inc.15/

10.42 Form of Subordinated Promissory Note issued in connection with the Company's private placement in February 1991.16/

10.43 Accounts Financing Agreement [Security Agreement] (with Supplements) and
      $100,000 Term Note between the Company and Congress Financial Corporation dated May 3, 1991 and $500,000 Letter of Credit from The First National
      Bank of Atlanta dated May 2, 1991.16/

10.44 Warrant Agreements between the Company and Pierce Lowrey, Jr. dated
      February 1, 1991, February 5, 1991 and February 28, 1991 for 425,000 shares, 125,000 shares and 153,000 shares, respectively.16/

10.45 Share Purchase Option for 243,750 shares of Class A Common Stock dated
      April 26, 1991, between the Company and D.H. Blair & Co., Inc.16/

10.46 Form of Share Purchase Option issued in connection with INSCI Corp.
      private placement in July 1991.17/

10.47 Form of Warrant issued in connection with INSCI Corp. private placement in January 1992.17/

10.48 Form of Unit Exchange Agreement issued in connection with INSCI Corp.
      private placement in January 1992.17/

10.49 Form of Warrant issued in connection with INSCI Corp. private placement in June 1992.17/

10.50 Consulting Agreement dated March 8, 1993 by and between INSCI Corp. and
      The Raymond Group, Inc.18/

10.51 Lease Agreement dated May 31, 1993 by and between INSCI Corp. and
      Connecticut General Life Insurance Company.18/

10.52 Settlement Agreement with the SEC dated September 30, 1992.18/

10.53 Consulting Agreement by and between the Company and Edward I. Rosen dated
      April 1, 1993.18/

10.54 First Amendment to Directors's Stock Option Plan dated October 20,
      1992.18/

10.55 Lease Agreement between the Company and A.J. Goldstein & Co., Inc. for premises located at 130 Cedar Street, New York, New York 10006, dated
      October 7, 1993.17/

10.56 Loan Agreement (and supplemental documentation) between BNY Financial
      Corporation, the Company, INSCI Corp. and Imtech Litigation Support
      Systems, Inc.32/

10.57 INSCI Corp. 1992 Stock Option Plan.28/

10.58 INSCI Corp. 1992 Directors Option Plan.28/

10.59 INSCI Corp. 1992 Advisory Committee Plan.28/



                                                                                 Sequential
                                                                                 Page Number
                                                                                 -----------

10.60 INSCI Corp. Accounts Financing Agreement between INSCI Corp. and Congress
      Financial Corporation, and related documents.28/

10.61 INSCI Corp. Form of 1991 Option.28/

10.62 INSCI Corp. Form of 1992 Warrants.28/

10.63 INSCI Corp. Form of 1992 Convertible Subordinated Note.28/

10.64 INSCI Corp. Form of 1992 Contingent Warrants.28/

10.75 INSCI Corp. Form of 1993 Warrant -- Version A.30/

10.76 INSCI Corp. Form of 1993 Release Agreement.30/

10.77 INSCI Corp. Form of Management  Agreement  between INSCI Corp.
      and Imtech.28/

10.78 INSCI  Corp.  Form  of Tax  Sharing  Agreement  between  INSCI
      Corp. and Imtech.28/

10.79 Form  of   Indemnification   Agreement   with  INSCI   Corp.'s
      Directors.28/

10.80 Marketing   Associate   Solution  Alliance  Agreement  between
      UNISYS Corporation and INSCI Corp.28/

10.81 Data   General   Value  Added   Reseller   Discount   Purchase
      Agreement.28/

10.82 Data General Optical Systems and Software Agreement.28/

10.83 Distribution  Agreement  between  Fiserv CIR,  Inc.  and INSCI
      Corp.28/

10.84 Lease Agreement relating to INSCI Corp.'s White Plains, New York headquarters.29/

10.85 Forms of Customer License Agreements used by INSCI Corp.29/

10.86 Forms of Employee Confidentiality Agreements used by INSCI Corp.29/

10.87 Nondisclosure and Noncompetition Agreement between INSCI Corp., the
      Company and Mason Grigsby.29/

10.88 Form of 1993 Warrant -- Version B.30/

10.89 Employment Agreement between INSCI Corp. and John L. Gillis.30/

10.90 Employment Agreement between INSCI Corp. and Kris Canekeratne.30/

10.91 Form of 1993 Exchange Agreement and Investor Suitability
      Representations.30/

10.92 Form of 1993 Conversion Agreement.30/

10.93 Waivers by Congress Financial Corporation.30/

10.94 License Agreement between Bull HN Information Systems, Inc. and INSCI
      Corp.30

10.95 Preferred  Stock  Subscription  Agreement  between INSCI Corp.
      and the Company relating to Preferred Stock.19/


                                                                                 Sequential
                                                                                 Page Number
                                                                                 -----------


10.96  Business Partner Agreement between International Business Machines
       Corporation and INSCI Corp.32/

10.97  Waiver by BNY Financial Corporation.31/

10.98  Stock Escrow Agreement between INSCI Corp., the Company and First Union
       National Bank of North Carolina (as Escrow Agent).32/

10.99  Promissory Note and Security Agreement in favor of INSCI Corp. from John
       L. Gillis and Sandra Gillis, in the original principal amount of $150,000.19/

10.100 Stock pledge agreement by John L. Gillis and Sandra Gillis, in favor of INSCI Corp.19/

10.101 April 1993 Private Placement term sheet and exhibits.19/

10.102 December 1993 Litigation Support Systems, Inc. Private Placement
       Documents.19/

10.103 Consulting Agreement between the Company and Boulder Financial Group,
       Ltd.19/

10.104 Amendment to loan agreement between BNY financial and registrant.19/

10.105 Amendment to Loan agreement between BNY Financial and Registrant. 20/

10.106 BNY agreement with registrant. 20/

10.107 Preferred Stock Redemption Agreement. 20/

10.108 Employment agreement between IMTECH and Christopher D. Holbrook. 34/

10.109 Employment agreement between IMTECH and Joseph A. Gitto, Jr. 34/

10.110 Lease agreement relating to INSCI's Westborough, Massachusetts headquarters. 44/

10.111 Employment agreement with Jack Steinkrauss. 44/

10.112 Employment agreement with John Gillis. 44/

10.113 Empoloyment agreement with Kris Canckeratne. 44/

10.114 Agreement for system purchase by the Northern Trust Company. 44/

10.115 Technology and reseller agreement with Elixir Technology. 20/

10.116 Private Placement Term Sheet for offering of 90 day 10% subordinated notes repayable in cash or in shares of the Company's proposed 10% convertible preferred stock. 20/

10.117 First Amendment to Private Placement Term Sheet and Exhibits. 20/

10.118 Copy of modification of lease executed by the Company and A.J. Goldstein
       & Co., Inc. 45/

10.119 Form of Subordinated Convertible Debenture Exchange Agreement for 12%
       Convertible Preferred Stock. 51/

10.120 Agreement between the Company and the Corporate Relations Group for the Company's Corporate and Stockholder public relations. 52

                                                                                 Sequential
                                                                                 Page Numbering
                                                                                 --------------

10.121 Form of Agreement by and between the Company and a shareholder with respect to a loan of stock. 53/

10.122 Form of Subscription Agreement for 12% Subordinated Convertible
       Debentures. 54/

10.123 Offshore Convertible Debenture Subscription Agreement between the Company and Infinity Investors Ltd. and related agreement between the Company and Alpine Capital Partners Inc. 55/

10.124 Termination of asset based financing agreement with BNY Financial. 56/

13.1   The Company's Annual Report to Security Holders for the year ended March
       31, 1993.22/

13.2   Form 10-Q for the quarter ended June 30, 1993.23/

13.3   Form 10-Q for the quarter ended September 30, 1993.24/

13.4   Form 10-Q for the quarter ended December 31, 1993.25/

13.5   Form 10-Q/A  (Amendment  No. 1) for the quarter ended December
       31, 1993.26/
               ---

13.6   Proxy Statement for the Company's 1993 Annual Shareholders' Meeting.27/

13.7   Form 10-Q for the quarter ended June 30, 1994. 35/

13.8   Form 10-Q for the quarter ended September 30, 1994. 36/

13.9   Form 10-Q fo rthe quarter ended December 31, 1994. 37/

13.10  Form 10-Q for the quarter ended June 30, 1995. 47/

13.11  Form 10-Q for the quarter ended September 30, 1995. 48/

13.12  Form 10-Q for the quarter ended December 31, 1995. 49/

16.1   Letter regarding dismissal  of independent certifying accountant. 38/

16.2 Letter regarding engagement of new independent certifying accountant. 39/

16.3   Letter regarding resignation of independent certifying accountant. 40/

16.4   Letter regarding potential prior period adjustment. 41/

16.5 Letter regarding engagement of new independent certifying accountant. 42/

21.1   List of Subsidiaries.20/

22.1   Proxy statement for the Companys 1994 annual shareholders meeting. 43/

22.2   Proxy  Statement  for the Company's  1995 Annual  Shareholders
       Meeting. 50/

24.1   Powers of Attorney.20/

1/ Incorporated herein by reference to the Exhibit with the same description to the Company's Registration Statement on Form S-1, File No. 33-18245 as filed with the Securities and Exchange Commission on October 30, 1987.

2/ Incorporated herein by reference to the Exhibit with the same description to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-18245 as filed with the Securities and Exchange Commission on February 29, 1988.

3/ Incorporated herein by reference to the Exhibit with the same description to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 33-18245 as filed with the Securities and Exchange Commission on March 15, 1988.

4/ Incorporated herein by reference to the Exhibit with the same description to Amendment No. 3 to the Company's Registration Statement on Form S-1, File No. 33-18245 as filed with the Securities and Exchange Commission on March 23, 1988.

5/ Incorporated herein by reference to the Exhibit with the same description to Amendment No. 4 to the Company's Registration Statement on Form S-1, File No. 33-18245 as filed with the Securities and Exchange Commission on March 24, 1988.

6/ Incorporated herein by reference to the Exhibit with the same description to Amendment No. 5 to the Company's Registration Statement on Form S-1, File No. 33-18245 as filed with the Securities and Exchange Commission on March 25, 1988.

7/ Incorporated herein by reference to the Exhibit with the same description to Amendment No. 6 to the Company's Registration Statement on Form S-1, File No. 33-18245 as filed with the Securities and Exchange Commission on April 5, 1988.

8/ Incorporated herein by reference to the Exhibit with the same description to the Company's Report on Form 10-K for the fiscal year ended July 31, 1988.

9/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1989.

10/ Incorporated herein by reference to the Exhibit with the same description to the Company's Transition Report on Form 10-K for the eight month period ended March 31, 1989.

11/ Incorporated herein by reference to the Exhibit with the same description to the Company's Report on Form 10-K for the fiscal year ended March 31, 1990.

12/ Incorporated herein by reference to the Exhibit with the same description to the Company's Report on Form 10-Q for the fiscal quarter ended September 30, 1990.

13/ Incorporated herein by reference to the Exhibit with the same description to the Company's Registration Statement on Form S-1, File No. 33-36185 as filed on August 2, 1990.

14/ Incorporated herein by reference to the Exhibit with the same description to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-36185 as filed on October 18, 1990.

15/ Incorporated herein by reference to the Exhibit with the same description to the Company's Report on Form 8-K dated December 6, 1990.

16/ Incorporated herein by reference to the Exhibit with the same description to the Company's Report on Form 10-K for the fiscal year ended March 31, 1991.

17/ Incorporated herein by reference to the Exhibit with the same description to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992.

18/ Incorporated herein by reference to the Exhibit with the same description to the Company's Report on Form 10-K for the fiscal year ended March 31, 1993.

19/ Incorporated herein by reference to the Exhibit with the same description to the Companys report on Form 10-K for the Fiscal year ended March 31, 1994.

20/ Incorporated herein by reference to the Exhibit with the same description to the Company's report on Form 10-K for fiscal year ended March 31, 1995.

21/  Filed with this report.

22/ Incorporated herein by reference to the Company's Annual Report to Security Holders for the year ended March 31, 1993 as filed with the Commission.

23/ Incorporated herein by reference to the Company's 10-Q for the quarter ended June 30, 1993.

24/ Incorporated herein by reference to the Company's 10-Q for the quarter ended September 30, 1993.

25/ Incorporated herein by reference to the Company's 10-Q for the quarter ended December 31, 1993.

26/ Incorporated herein by reference to the Company's 10-Q/A (Amendment No. 1) for the quarter ended December 31, 1993.

27/ Incorporated herein by reference to the Company's Proxy Statement for the Company's 1993 Annual Shareholders' Meeting as filed with the Commission.

28/ Incorporated herein by reference to the Exhibit with the same description on the INSCI Corp. Registration Statement on Form S-1, file No. 33-54558, as filed with the commission on November 13, 1993.

29/ Incorporated herein by reference to the Exhibit with the same description on the INSCI Corp. Registration Statement on Form S-1, file No. 33-54558, as filed with the commission on December 2, 1993.

30/ Incorporated herein by reference to the Exhibit with the same description on the INSCI Corp. Registration Statement on Form S-1, file No. 33-54558, as filed with the commission on February 2, 1994.

31/ Incorporated herein by reference to the Exhibit with the same description on the INSCI Corp. Registration Statement on Form S-1, file No. 33-54558, as filed with the commission on March 15, 1994.

32/ Incorporated herein by reference to the Exhibit with the same description on the INSCI Corp. Registration Statement on Form S-1, file No. 33-54558, as filed with the commission on March 25, 1994.

33/ Incorporated herein by reference to the exhibit with the same description to the Companys report on Form 8-K dated Janaury 17, 1995.

34/ Incorporated herein by reference to the exhibit with the same description to the Companys report on Form 8-K dated March 3, 1995.

35/ Incorporated herein by reference to the Companys 10-Q for the quarter ended June 30, 1994.

36/ Incorporated herein by reference to the Companys 10-Q for the quarter ended September 30, 1994.

37/ Incorporated herein by reference to the Companys 10-Q for the quarter ended December 31, 1994.

38/ Incorporated herein by reference to the exhibit with the same description to the Companys report on Form 8-K dated August 9, 1994.

39/ Incorporated herein by reference to the exhibit with the same description to the Companys report on Form 8-K dated August 15, 1994.

40/ Incorporated herein by reference to the exhibit with the same description to the Companys report on Form 8-K dated November 1, 1994.

41/ Incorporated herein by reference to the exhibit with the same description to the Companys report on Form 8-K dated November 14, 1994.

42/ Incorporated herein by reference to the exhibit with the same description to the Companys report on Form 8-K dated December 21, 1994.

43/ Incorporated herein by reference to the Companys definite proxy statement for the Companys 1994 annual shareholder meeting as filed with the Commission.

44/ Incorporated by reference as filed by INSCI Corp. the majority owned subsidiary of the registrant.

45/ Incorporated herein by reference to the Exhibit with the same description to the Company's report on Form 8-K dated July 14, 1995.

46/ Incorporated herein by reference to the Exhibit with the same description to the Company's report on Form 8-K dated November 30, 1995.

47/ Incorporated herein by reference to the Company's 10-Q for the quarter ended June 30, 1995.

48/ Incorporated herein by reference to the Company's 10-Q for the quarter ended September 30, 1995.

49/ Incorporated herein by reference to the Company's 10-Q for the quarter ended December 31, 1995.

50/ Incorporated herein by reference to the Company's Definitive Proxy Statement for the Company's 1995 Annual Shareholder Meeting as filed with the Commission.

51/ Incorporated herein by reference to the Exhibit with the same description to the Company's report on Form 8-K dated September 22, 1995.

52/ Incorporated herein by reference to the Exhibit with the same description to the Company's report on Form 8-K dated October 24, 1995.

53/ Incorporated herein by reference to the Exhibit with the same description to the Company's report on Form 8-K dated January 3, 1996.

54/ Incorporated herein by reference to the Exhibit with the same description to the Company's report on Form 8-K dated Januay 22,1996.

55/ Incorporated herein by reference to the Exhibit withthe same description to the Company's report on Form 8-K dated March 5, 1996.

56/ Incorporated herein by reference to the Exhibit with the same description to the Company's report on Form 8-K dated April 11, 1996.

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







      We have issued our report, dated June 28, 1994, accompanying the consolidated financial statements and schedules included in the Annual Report on Form 10-K of Information Management Technologies Corporation for the fiscal year ended March 31, 1994. We hereby consent to the incorporation by reference of said report in the Registration Statement of Information Management Technologies Corporation on Form S-8 (Registration No. 33-26336).



New York, New York
June 28, 1994