Form 10QSB
period 1996-06-30
INFORMATION MANAGEMENT TECHNOLOGIES CORP
filed 1996-08-14
CIK 824578

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

                                   ----------

                   Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended: June 30, 1996                 Commission File No. 0-16753



                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
             (Exact name of Registrant as specified in its Charter)



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

                              ---------------------

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes |X| No|_|


      As of August 5, 1996, registrant had outstanding 4,979,773 shares of
                             Class A Common Stock.


            Traditional Small Business Disclosure Format (check one)
                                  Yes |X| No|_|

                 Information Management Technologies Corporation

                   FORM 10-QSB FOR QUARTER ENDED JUNE 30, 1996

                                      INDEX



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     (a)  Balance Sheets as of June 30, 1996 (Unaudited) and March 31, 1996.

     (b) Statements of Operations (Unaudited) for the three months ended June 30, 1996 and 1995.

     (c) Statements of Cash Flows (Unaudited) for the three months ended June 30, 1996 and 1995.

     (d)  Notes to Financial Statements.

Item 2.  Management's Discussion and Analysis or plan of operation


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits - None filed with this report.
     (b)      Reports on Form 8-K
              (1) Report on Form 8-K filed on April 11, 1996.
              (2) Report on Form 8-K filed on April 25, 1996.
              (3) Report on Form 8-K filed on May 15, 1996.
              (4) Report on Form 8-K/A filed on July 25, 1996.

                 Information Management Technologies Corporation

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                                 BALANCE SHEETS

                                                          June 30,     March 31,
                                                            1996         1996
                                                         ----------   ----------
SSETS                                                   (unaudited)

CURRENT ASSETS
     Cash and cash equivalents                           $     --     $2,011,560
     Accounts receivable, less allowance for doubtful
        accounts of $61,783 and $104,500 at
        June 30, 1996 and March 31, 1996, respectively    1,554,660    1,406,731
     Inventory                                              448,056      303,133
     Prepaid expenses and other                             834,919      972,214
                                                         ----------   ----------
         Total current assets                             2,837,635    4,693,638
                                                         ----------   ----------

PROPERTY AND EQUIPMENT - AT COST
     Production equipment                                 5,389,034    5,102,268
     Software                                               298,153      295,128
     Furniture and fixtures                                 399,899      399,899
     Leasehold improvements                                 483,356      461,089
     Computer equipment                                   1,114,080    1,101,323
                                                         ----------   ----------
                                                          7,684,522    7,359,707
     Less accumulated depreciation and amortization       5,116,890    5,013,249
                                                         ----------   ----------
         Property and equipment, net                      2,567,632    2,346,458
                                                         ----------   ----------

OTHER ASSETS
     Deposits and other assets                              474,639      347,636
     Investment in INSCI Corp.                              378,637      379,057
                                                         ----------   ----------

         Total other assets                                 853,276      726,693
                                                         ----------   ----------

                                                         $6,258,543    7,766,789
                                                         ==========   ==========




        The accompanying notes are an integral part of these statements.

                 Information Management Technologies Corporation

                                                                   June 30,       March 31,
                                                                     1996           1996
                                                                 ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)                                      (unaudited)
CURRENT LIABILITIES
     Bank overdraft                                              $    195,035    $          0
     Bank credit facility                                                --      $    640,056
     Current debt                                                     240,545         431,975
     Current maturities of long-term debt                                --           497,328
     Current maturities of long-term capital lease
        obligations                                                   289,652         333,728
     Accounts payable                                               1,179,303       1,455,015
     Accrued salaries                                                  63,225         156,007
     Deferred revenue                                                 128,430         129,090
     Other accrued liabilities                                        779,863       1,457,798
                                                                 ------------    ------------

         Total current liabilities                                  2,876,053       5,100,997
                                                                 ------------    ------------

LONG-TERM DEBT, less current maturities                             1,639,379       2,793,329

ACCRUED RENT                                                          368,494         368,494

CAPITAL LEASE OBLIGATIONS, less current maturities                    590,507         362,279
                                                                 ------------    ------------

         Total long-term liabilities                                2,598,380       3,524,102
                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
     12% Preferred Stock - authorized 3,000,000
         shares at $1.00 par value; 2,295,330 and 2,026,580
         shares issued and outstanding at June 30, 1996
         and March 31, 1996, respectively                           2,295,330       2,026,580
     Class A common stock authorized 100,000,000
         shares of $.04 par value; 4,819,925 and 3,535,078
         shares issued and outstanding at June 30, 1996 and
         March 31, 1996 respectively                                  192,797         141,403
     Additional paid-in capital                                    29,880,392      28,658,530
     Accumulated deficit                                          (31,584,409)    (31,684,823)
                                                                 ------------    ------------

         Total stockholders' equity (deficit)                         784,110        (858,310)
                                                                 ------------    ------------

                                                                 $  6,258,543    $  7,766,789
                                                                 ============    ============

        The accompanying notes are an integral part of these statements.

                 Information Management Technologies Corporation

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         June 30
                                                                -------------------------
                                                                   1996          1995
                                                                -----------   -----------
Sales                                                           $ 2,606,118   $ 3,439,760
Cost of sales                                                     1,755,063     2,234,760
                                                                -----------   -----------

     Gross profit                                                   851,055     1,205,000

Selling, general and
  administrative expenses                                           678,200     1,226,741
                                                                -----------   -----------

     Operating income [loss]                                        172,855       (21,741)

Interest expense, net                                                97,521       142,489
                                                                -----------   -----------

     Income (loss) from continuing operation before equity in
          net income (loss) of INSCI Corp.                           75,334      (164,230)

Equity in net income (loss) of INSCI Corp.                           25,080    (1,654,971)
                                                                -----------   -----------

     Income (loss) from continuing operation                        100,414    (1,819,201)

     Loss from discontinued operation                                     0       (20,874)
                                                                -----------   -----------

     Net income [loss]                                          $   100,414   $(1,840,075)
                                                                ===========   ===========

Income (loss) per share continuing operations                           .03          (.65)
                                                                ===========   ===========

Loss per share discontinued operations                          $         0          (.01)
                                                                ===========   ===========

Weighted average number
  of shares outstanding
  for each period                                                 3,937,684     2,781,382
                                                                -----------   -----------




        The accompanying notes are an integral part of these statements.

                 Information Management Technologies Corporation

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                              June 30,
                                                                                    1996              1995
                                                                                -------------     --------
Cash flows from operating activities
     Net income (loss)                                                          $   100,414    $(1,840,075)

     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                              103,642         77,491
         Amortization of loan fees                                                                  32,963
         Accretion interest on current debt                                                         38,750
         Equity in net (income) loss of INSCI Corp.                                 (25,080)     1,654,971
         Provision for doubtful accounts                                            (43,717)        (5,814)
         Changes in operating assets and liabilities:
              Accounts receivable                                                  (104,214)        89,094
              Inventory                                                            (144,910)        37,416
              Prepaid expenses, deposits and other assets                            10,281         25,843
              Accounts payable and accrued liabilities                           (1,047,088)      (223,778)
                                                                                -----------    -----------

              Net cash (used in) provided by operating activities                (1,150,672)      (113,139)
                                                                                -----------    -----------

Cash flows from investing activities:

     Capital expenditures                                                           (96,588)      (146,484)
     Repayment by INSCI Corp.                                                        25,500      1,000,000

         Net cash (used in) provided by investing activities                        (71,088)       853,516
                                                                                -----------    -----------

Cash flows from financing activities:

     Repayment of revolving credit facility, net                                $  (640,056)   $  (485,898)
     Financings from overdrafts                                                     195,035         59,251
     Payments of other debt                                                        (300,702)          --
     Payments of long-term debt                                                        --          (26,383)
     Payments on capital
        lease obligations                                                           (44,077)      (135,904)
     Payment of stock issuance costs                                                   --         (151,443)
                                                                                -----------    -----------
              Net cash used in
                 financing activities                                              (789,800)      (740,377)
                                                                                -----------    -----------

              Net increase (decrease) in cash                                    (2,011,560)             0
Cash at beginning of year                                                         2,011,560              0
                                                                                -----------    -----------

Cash at end of period                                                           $         0    $         0
                                                                                ===========    ===========

                 Information Management Technologies Corporation

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996


ORGANIZATION

     Information Management Technologies Corporation (the "Company"), a Delaware corporation, was incorporated in 1986. The Company provides information facilities management services primarily to financial and other service industries which are characterized by substantial information processing, communications and document administration requirements. The Company's customer base consists primarily of major financial, manufacturing, legal, accounting and other medium to large service organizations which are principally located in New York City and the surrounding metropolitan area (New Jersey, Southeast Connecticut and Westchester County, New York). The Company, through a strategic alliance with a New York City based technology provider has begun to service clients in Pennsylvania, the midwest and Europe. As of June 30, 1996, the Company maintains a 38% ownership interest in INSCI Corp., a Massachusetts based developer of computer software.

BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the financial statements and footnotes therto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.   Revenue Recognition

     Revenues from the Company's services are recognized as the services are performed or upon shipment.

2.   Income (Loss) Per Share

     Income (loss) per share has been calculated on the basis of weighted average number of shares outstanding during the period after giving retroactive effect to the reverse stock split. The effect on income (loss) per share of stock options and warrants outstanding is antidulutive and has not been included in the calculation of weighted average number of shares outstanding.

3.   Investment in INSCI Corp.

     The Company reports INSCI's results from operations on the equity method of accounting.

     The financial statements as of June 30, 1995 (unaudited) have been restated to record the Company's investment in its former majority owned subsidiary INSCI Corp. under the equity method of accounting. INSCI Corp. had been previously recorded on a consolidated basis.

                 Information Management Technologies Corporation

                                  June 30, 1996

INVESTMENT IN INSCI CORP.

     At June 30, 1996, the Company has a 38% ownership interest in INSCI Corp., a Massachusetts based developer of computer software, which is accounted for under the equity method of accounting. INSCI's financial position as of June 30, 1996 and 1995 and the results of operations for the three months ended June 30, 1996 and 1995 are set forth below:(000's)

                                                 June 30, 1996    June 30, 1995
                                                 -------------    -------------

Net sales                                           $ 2,936          $   841
Net income (loss)                                        66           (1,687)

Current assets                                        2,494            1,725
Other assets                                          2,392            1,981
                                                    -------          -------
     Total assets                                   $ 4,886          $ 3,706
                                                    =======          =======

Current liabilities                                   2,136            2,007
Long term debt                                           44               16
8% redeemable preferred stock                          --               --
Stockholders' equity                                  2,706            1,683
                                                    -------          -------
                                                    $ 4,886          $ 3,706
                                                    =======          =======
     Total Liabilities and
      Stockholders' Equity



     As of June 30, 1995 and for the three months then ended, the Company had a majority ownership interest in INSCI, and thereby reported their results on a consolidated basis. Presentation of the June 1995 financial statements have been restated to give effect to accounting for INSCI on the equity method. The market value of INSCI stock as of June 30, 1996 is approximately $9,400,000.

                 Information Management Technologies Corporation

                                  June 30, 1996

CONTINGENCIES

SEC Investigation

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

                 Information Management Technologies Corporation

                                  June 30, 1996




Employee Benefit Plans

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

     In January 1996, the Company implemented a 401(k) plan covering all eligible employees. Contributions to the plan are based on a discretionary matching contribution of the employee's deferred compensation. Employee contributions are limited to 15% of salary. There were no employer contributions to the plan for the year ended March 31, 1996.

Registration Rights

     The Company has granted to the holders of certain warrants and shares of the Company's securities without cost demand and "piggyback" registration rights with respect to the underlying stock of the securities issued, or issuable. Compliance with these registration rights may involve substantial expense to the Company.

Other

     In November 1995 the Company entered into an agreement with Corporate Relations Group ("CRG") to provide promotional, shareholder and brokerage communications services. The agreement was for a period of 3 years, and the Company agreed to pay CRG the sum of $300,000 or 171,000 shares of free trading Class A Common Stock, in addition to 500,000 options to purchase 500,000 shares of Class A Common Stock for $1.75 per share to $3.06 per share for a period of 5 years. The Company elected to pay CRG by issuing 171,000 shares of Class A Common Stock. Subsequent to the agreement, the Company borrowed 92,250 shares of Class A freely traded Common Stock from a number of shareholders in the Company. The Company's agreement for the repayment of the borrowed shares involved the Company making payment of interest at 10% per annum in addition to the return of the borrowed shares and an additional (1) one share of Class A Common Stock for each (10) ten shares borrowed by the Company (an aggregate of 9,250 shares). The Company further agreed to grant cost free registration rights to each lender for the additional shares and interest as a result of the loan transaction.

                 Information Management Technologies Corporation

                                  June 30, 1996



     The Company will use its best efforts to file a registration statement for all of the borrowed shares plus interest and the additional 9,250 shares on or before September 30, 1996.

     CRG has asserted a claim for the balance of 78,750 shares of Class A Common Stock, and the Company has disputed the claim based upon the Company's position that CRG has not performed under its agreement with the Company.

SUBSEQUENT EVENT

     On July 11 and July 22, 1996, Infinity Investors notified the Company of its election to convert the remaining $825,150 in outstanding convertible debentures issued to Infinity into an aggregate of 803,886 shares of the Company's Class A common stock. The conversion increases the company's equity by $825,150 which enables the Company to be in compliance with the capital requirements of NASDAQ.

                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                             PRO-FORMA BALANCE SHEET

                                 June 30, 1996                   June 30, 1996
                                  As Reported       Pro-forma       Pro-forma
                                  -----------       ---------       ---------

Assets                            $  6,258,543                    $  6,258,543
                                  ============                    ============

Current liabilities                  2,876,053                       2,876,053
Long term liabilities                2,598,380        (825,150)      1,773,230
Stockholders equity
Preferred stock                      2,295,330                       2,295,330
Class A common shares                  192,797          33,006         225,803
Additional paid in capital          29,880,392         792,144      30,672,536
                                  ------------                    ------------
Accumulated deficit                (31,584,409)                    (31,584,409)
                                  ------------                    ------------
Total shareholders equity              784,110         825,150       1,609,260
                                  ------------    ------------    ------------
                                  $  6,258,543    $       --      $  6,258,543
                                  ============    ============    ============

                 Information Management Technologies Corporation

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Comparison of Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship that certain items in the Company's consolidated results of operations bear to sales:

                                                              Three Months Ended
                                                                     June 30,
                                                              ------------------
                                                                  1996    1995
                                                                  ----    ----
Sales                                                              100%    100%
Cost of sales                                                       67      70
                                                                  ----    ----
Gross profit                                                        33      30

Selling, general and
  administrative expenses                                           26      31

Operating income (loss)                                              7      (1)

Interest expense, net                                                4       4
                                                                  ----    ----

Income (loss) from continuing operations before equity in net        3      (5)
income (loss) of INSCI

Equity in net income (loss) of INSCI Corp.                        --       (48)
                                                                  ----    ----

Income (loss) from continuing operation                              3     (53)

Income (loss) from discontinued operation                         --         1
                                                                  ----    ----

Net income (loss)                                                    3%    (54)%
                                                                  ====    ====



Three Months Ended June 30, 1996 as compared to the Three Months Ended June 30, 1995:

     For the three months ended June 30, 1996, the Company reported sales of $2,606,000 a decrease of $834,000 or 24% from sales of $3,440,000 for the three months ended June 30, 1995.

     The decrease in sales is primarily attributable to the Company's decision not to renew certain facility management agreements as they come due because competitive pricing has reduced operating margins below the Company's required minimum operating margins. As of June 30, 1996, there were six (6) facility management agreements in effect compared to nine (9) facility management agreements for the period ended June 30, 1995. Sales from facility management agreements were $302,000 or 12% of sales for the period ended June 30, 1996, a decrease of $640,000 or 68% from sales of $942,000 or 27% of sales for the period ended June 30, 1995.

     Sales in the Company's Regional Service Center ("RSC") division were $2,008,000 or 77% of sales as of June 30, 1996, a decrease of $101,000 or 5%
from sales of $2,109,000 or 61% of sales for the period ended June 30, 1995. Sales in the Company's litigation duplication division were $296,000 or 11% a decrease of $93,000 or 24% from sales of $389,000 or 11% for the three months ended June 30, 1995.

                 Information Management Technologies Corporation


     Cost of sales for the three months ended June 30, 1996, were $1,755,000 or 67% of sales compared to $2,423,000 or 70% of sales for the three months ended June 30, 1995, a decrease of $668,000 or 28%. The decrease is attributable to overall decreased staffing related to the expiration of several facility management agreements of $312,000 as well as a decrease of the cost of materials and supplies of $328,000.

     Selling, general and administrative expenses for the three months ended June 30, 1996, were $678,000 or 26% a decrease of $361,00 or 35% from $1,039,000 or 31% as the Company continued to reduce its operating overhead.

     Interest expense for the three months ended June 30, 1996 was $98,000 or 4% compared to $142,000 or 4% a decrease of $44,000 or 31% as the Company realized savings from the early termination of its revolving credit facility during the first quarter of fiscal 1997.

                 Information Management Technologies Corporation


Liquidity and Capital Resources

The Company's cash flows are summarized below for the periods indicated:

                                                         Three Months
                                                         Ended June 30,
                                                 ------------------------------
                                                    1996               1995
                                                 -----------        -----------


Operating Activities                             $(1,151,000)       $  (113,000)

Investing Activities                             $   (71,000)       $   854,000

Financing Activities                             $  (789,000)       $  (741,000)
                                                 -----------        -----------

 Increase (decrease) in Cash                     $(2,011,000)       $         0
                                                 ===========        ===========

     During the first quarter ended June 30, 1996 cash used in operating activities amounted to $1,151,000 and is attributable to:

         A decrease in accounts payable and other accrued liabilities of $1,047,000 and a net increase in accounts receivable of $104,000 and inventory supplies of $145,000 partially offset by a decrease in cost of sales and selling, general and administrative expenses.

         Cash used in investing activities amounted to $71,000 primarily attributable to the purchase of capital expenditures as the Company continues to address its operating constraints as it continues to grow its core research report printing business.

         Cash used in financing activities amounted to $789,000 and is principally attributable to the Company's repayment of the outstanding balances of its revolving credit facility and term loans with BNY Financial Corp.

     As of June 30, 1996 the Company had a working capital deficiency of $38,000 compared to a working capital deficiency of $407,000 at June 30, 1995.

Inflation

     The Company has not experienced significant increases due to inflation in either the cost of merchandise or the operating expenses. Although inflation has not been a significant factor to date, there can be no assurance that it will not be in the future.

                 Information Management Technologies Corporation


PART II. OTHER INFORMATION


Item 1. Legal Proceedings

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

     On June 29, 1995, the Company's special counsel obtained a copy of a private order of investigation from the Securities and Exchange Commission, ("Commission"). The Commission had issued an order of investigation of the Company and its former majority owned subsidiary, INSCI Corp. which the Company maintains a 38% ownership and/or its former officers and directors during the period March 1993 and continuing until April 13, 1995. The order of investigation inquiring into whether the Company and its then officers and directors engaged in violations of rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"), failed to file annual reports and other information as required by the rules and regulations of the Commission in violation of
Section 13 (a) of the Exchange Act and Rules 12b-20, 13a-11 and 13a-13, and failed to maintain proper books and records in violation of section 13(b)(2) of the Exchange Act or falsified or caused to be falsified books and records of the Companies in violation of section 13(b)(2)(a), Rule 13b 2-1, and Rule 13b 2-2 of the Exchange Act.

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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits.  No exhibits are being filed with this report.

        (b) Reports on Form 8-K.
            (1) A report on Form 8-K dated April 11, 1996 reporting the early termination of the Company's revolving credit facility with BNY Financial was filed with the Commission.

            (2) A report on Form 8-K dated April 25, 1996 was filed
                announcing the appointment of new officers.

            (3) A report on Form 8-K was filed by the Company dated on May
                15, 1996 reporting the conversion by Infinity Investors of a portion of the Company's 6% Convertible Debentures.

            (4) A report on Form 8-K/A was filed by the Company dated July
                25, 1996 updating the original conversion of the Company's 6% Convertible Debentures by Infinity Investors.

                 Information Management Technologies Corporation


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INFORMATION MANAGEMENT
                             TECHNOLOGIES CORPORATION


                               By:
                                  ------------------------------------
                                  Joseph A. Gitto
                                  President and Chief Financial Officer



Dated August _______, 1996