Form 10QSB
period 1996-09-30
INFORMATION MANAGEMENT TECHNOLOGIES CORP
filed 1996-11-14
CIK 824578

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB
                                   -----------

                   Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended: September 30, 1996          Commission File No. 0-16753

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

                             ----------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X    No
                                       -----    -----

          As of November 5, 1996, registrant had outstanding 5,538,833 shares of Class A Common Stock.


            Traditional Small Business Disclosure Format (check one)
                                    Yes  X    No
                                       -----    -----

                 Information Management Technologies Corporation


                FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
         --------------------

     (a)  Balance Sheets as of September 30, 1996 (Unaudited) and March 31,
          1996.

     (b) Statements of Operations (Unaudited) for the three months and six months ended September 30, 1996 and 1995.

     (c) Statements of Cash Flows (Unaudited) for the six months ended September 30, 1996 and 1995.

     (d)  Notes to Financial Statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits - None filed with this report.
     (b)  Reports on Form 8-K
          (1)  Report on Form 8-K filed on September 16, 1996.
          (2)  Report on Form 8-K filed on October 8, 1996.

                 Information Management Technologies Corporation


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 BALANCE SHEETS

                                                        September 30,  March 31,
                                                            1996         1996
                                                         -----------  -----------
ASSETS                                                   (unaudited)

CURRENT ASSETS
  Cash and cash equivalents                              $ 1,665,413  $ 2,011,560
  Accounts receivable, less allowance for doubtful
    accounts of $112,104 and $104,500 at
    September 30, 1996 and March 31, 1996, respectively    1,426,107    1,406,731
  Inventory                                                  380,499      303,133
  Prepaid expenses and other                                 960,142      972,214
                                                         -----------  -----------
      Total current assets                                 4,432,161    4,693,638
                                                         -----------  -----------

PROPERTY AND EQUIPMENT - AT COST
  Production equipment                                     5,544,625    5,102,268
  Software                                                   298,153      295,128
  Furniture and fixtures                                     399,899      399,899
  Leasehold improvements                                     493,466      461,089
  Computer equipment                                       1,119,769    1,101,323
                                                         -----------  -----------
                                                           7,855,912    7,359,707
  Less accumulated depreciation and amortization           5,215,626    5,013,249
     Property and equipment, net                           2,640,286    2,346,458

OTHER ASSETS
  Deposits and other assets                                  458,653      347,636
  Investment in INSCI Corp.                                2,899,050      379,057
                                                         -----------  -----------

     Total other assets                                    3,357,703      726,693
                                                         -----------  -----------

                                                         $10,430,150    7,766,789
                                                         ===========  ===========

        The accompanying notes are an integral part of these statements.

                 Information Management Technologies Corporation

                                                    September 30,     March 31,
                                                        1996            1996
                                                    ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)        (unaudited)

CURRENT LIABILITIES
  Bank credit facility                              $       --     $    640,056
  Current debt                                           188,367        431,975
  Current maturities of long-term debt                   155,000        497,328
  Current maturities of long-term capital lease
     obligations                                         205,536        333,728
  Accounts payable                                     1,075,682      1,455,015
  Accrued salaries                                       156,227        156,007
  Deferred revenue                                        56,089        129,090
  Other accrued liabilities                              989,252      1,457,798
                                                    ------------   ------------

     Total current liabilities                         2,826,153      5,100,997
                                                    ------------   ------------

LONG-TERM DEBT, less current maturities                  659,229      2,793,329

ACCRUED RENT                                             368,494        368,494

CAPITAL LEASE OBLIGATIONS, less current maturities       590,507        362,279
                                                    ------------   ------------

      Total long-term liabilities                      1,618,230      3,524,102
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   12% Preferred Stock - authorized 3,000,000
     shares at $1.00 par value; 2,295,330 and
     2,026,580 shares issued and outstanding
     at September 30, 1996 and March 31, 1996,
     respectively                                      2,295,330      2,026,580
   Class A common stock authorized 100,000,000
     shares of $.04 par value; 5,628,350 and
     3,535,078 shares issued and outstanding at
   September 30, 1996 and March 31, 1996
     respectively                                        225,135        141,403
   Additional paid-in capital                         30,937,350     28,658,530
   Unrealized gain on investment in
     securities available for sale                     2,889,050           --
   Accumulated deficit                               (30,361,098)   (31,684,823)

       Total stockholders' equity (deficit)            5,985,767       (858,310)
                                                    ------------   ------------

                                                    $ 10,430,150   $  7,766,789
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                 Information Management Technologies Corporation

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months Ended             Six Months Ended
                                         September, 30                 September, 30
                                   --------------------------    ---------------------------
                                      1996           1995           1996           1995
                                   -----------    -----------    -----------    -----------
Sales                              $ 2,816,925    $ 2,769,964    $ 5,423,043    $ 6,209,723
Cost of sales                        2,485,810      2,171,678      4,240,873      4,594,438
                                   -----------    -----------    -----------    -----------

   Gross profit                        331,115        598,286      1,182,170      1,615,285

Selling, general and
 administrative expenses               900,313        769,206      1,578,513      1,807,948
                                   -----------    -----------    -----------    -----------

   Operating /loss/                   (569,198)      (170,920)      (396,343)      (192,663)

Interest expense, net                  103,042        158,034        200,563        303,067

(Gain) Loss on sale of
 stock in INSCI Corp.               (2,078,661)        73,500     (2,078,661)        73,500
                                   -----------    -----------    -----------    -----------

Income (loss) from continuing
operations before equity in
net  income (loss) of INSCI Corp     1,406,421       (402,454)     1,481,755       (569,230)

Equity in net income
 (loss) of INSCI Corp.                (183,110)       258,713       (158,030)    (1,395,549)
                                   -----------    -----------    -----------    -----------

   Income (loss) from continuing
    operation                        1,223,311       (143,741)     1,323,725     (1,964,779)

   Loss from discontinued
    operation                             --             (918)             0        (19,956)
                                   -----------    -----------    -----------    -----------

Net income (loss)                  $ 1,223,311    $  (144,659)   $ 1,323,725    $(1,984,735)
                                   -----------    -----------    -----------    -----------

Income (loss) per share
 continuing operations                     .24           (.05)           .28           (.71)
                                   -----------    -----------    -----------    -----------

Loss per share
 discontinued operations           $      --             --      $      --      $      (.01)
                                   -----------    -----------    -----------    -----------

Weighted average number
 of shares outstanding
 for each period                     5,047,837      2,762,072      4,710,822      2,762,072
                                   -----------    -----------    -----------    -----------

        The accompanying notes are an integral part of these statements.

                 Information Management Technologies Corporation


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended
                                                              September 30,
                                                       --------------------------
                                                           1996          1995
                                                       -----------    -----------
Cash flows from operating activities
   Net income (loss)                                   $ 1,323,725    $(1,984,735)

   Adjustments to reconcile net income (loss)
    to net cash (used in) provided by
    operating activities:
      Depreciation and amortization                        202,377        231,618
      Equity in net income of INSCI Corp.                  158,030      1,395,553
      Amortization of loan fees                               --           32,963
      Accretion interest on debt                              --           38,750
      Gain on sale of stock, INSCI Corp.                (2,078,661)        73,500
      Provision for doubtful accounts                        7,604           --
      Changes in operating assets and liabilities:
         Accounts receivable                               (26,980)        98,003
         Inventory                                         (77,366)        22,678
         Prepaid expenses, deposits and other assets       (98,944)      (361,099)
         Accounts payable and accrued liabilities         (824,679)        74,563
                                                       -----------    -----------

         Net cash (used in) provided by operating
           activities                                   (1,414,894)      (378,206)
                                                       -----------    -----------

Cash flows from investing activities:

   Capital expenditures                                   (267,977)       (91,894)
   Repayment by INSCI Corp.                                   --        1,000,000
   Proceeds from sale of stock in INSCI Corp.            2,536,947           --
                                                       -----------    -----------
      Net cash (used in) provided by
        investing activities                             2,268,970        908,106
                                                       -----------    -----------
Cash flows from financing activities:

   Repayment of revolving credit facility, net         $  (640,056)   $  (236,235)
   Financings from overdrafts                                 --         (119,246)
   Payments of other debt                                 (431,975)          --
   Payments of long-term debt                                 --         (126,040)
   Payments on capital lease obligations                  (128,192)      (287,898)
   Proceeds from sale of stock in INSCI Corp.                 --          262,500
   Payment of stock issuance costs                            --          (22,981)
                                                       -----------    -----------
         Net cash used in
            financing activities                        (1,200,223)      (529,900)
                                                       -----------    -----------

         Net increase (decrease) in cash                  (346,147)             0
Cash at beginning of year                                2,011,560              0
                                                       -----------    -----------

Cash at end of period                                  $ 1,665,413    $         0
                                                       ===========    ===========

        The accompanying notes are an integral part of these statements.

                 Information Management Technologies Corporation

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

ORGANIZATION

     Information Management Technologies Corporation (the "Company"), a Delaware corporation, was incorporated in 1986. The Company provides information facilities management services primarily to financial and other service industries which are characterized by substantial information processing, communications and document administration requirements. The Company's customer base consists primarily of major financial, manufacturing, legal, accounting and other medium to large service organizations which are principally located in New York City and the surrounding metropolitan area (New Jersey, Southeast Connecticut and Westchester County, New York). The Company, through a strategic alliance with a New York City based technology provider has begun to service clients in Pennsylvania, the midwest and Europe. As of September 30, 1996, the Company maintains a 18% ownership interest in INSCI Corp., a Massachusetts based developer of computer software.

BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the financial statements and footnotes therto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.   Revenue Recognition
     -------------------

     Revenues from the Company's services are recognized as the services are performed or upon shipment.

2.   Income (Loss) Per Share
     -----------------------

     Income (loss) per share has been calculated on the basis of weighted average number of shares outstanding during the period after giving retroactive effect to the reverse stock split. The effect on income (loss) per share of stock options and warrants outstanding is antidulutive and has not been included in the calculation of weighted average number of shares outstanding.

                 Information Management Technologies Corporation


3.   Investment in INSCI Corp.
     -------------------------

     The carrying value and estimated market value of the Company's investment in INSCI Corp. as of September 30, 1996 is as follows:

                              Cost Basis     Market Value   Unrealized Gain
                              ----------     ------------   ---------------
Investment in INSCI Corp.
 (753,000 shares)             $        0     $2,889,050     $2,889,050

     As of September 30, 1996, the Company maintains an 18% ownership interest in INSCI Corp. The investment is accounted for under the "Securities Available For Sale" method as promulgated by SFAS 115. During the second quarter of fiscal year 1997, the Company sold 713,000 shares of INSCI Corp. Class A Common Stock. The sales were transacted pursuant to the Company's divestiture plan which was adopted during the second fiscal quarter.

     Prior to September 30, 1996, the Company held a 38% ownership interest in INSCI Corp., whose results were accounted for under the "Equity" method of accounting.

CONTINGENCIES

SEC Investigation
-----------------

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

     The Securities and Exchange Commission (the "Commission") issued an order, dated April 13, 1995, authorizing a private investigation of Imtech and INSCI, and its officers and directors during the period from March 1993 and continuing until April 13, 1995. The order of investigation inquiring into whether the Company and its then officers and directors engaged in violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"); failed to file annual reports and other information as required by the rules and regulations of the Commission in violation of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-11 and 13a-13; and failed to maintain proper books and records in violation of Section 13(b)3 of the Exchange Act or falsified or caused to be falsified books and records of the Companies in violation of Sections 13(b)(2)(a), Rule 13b2-1and Rule 13b2-2 of the Exchange Act.

     On September 10, 1996, the Company was informed by the Commission that the staff inquiry relating to these matters had been terminated and that no enforcement action had been recommended at this time.

                 Information Management Technologies Corporation


Employee Benefit Plans
----------------------

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

Registration Rights
-------------------

     The Company has granted to the holders of certain warrants and shares of the Company's securities without cost demand and "piggyback" registration rights with respect to the underlying stock of the securities issued, or issuable. Compliance with these registration rights may involve substantial expense to the Company.

Employment Agreements
---------------------

     The Company has amended its employment agreements with its Chief Executive Officer and Chief Operating Oficer, Christopher D. Holbrook, and its President and Chief Financial Officer Joseph A. Gitto Jr. The agreements provide for a base salary of $180,000 and $140,000 respectively, stock options grants of 600,000 each, with 2/3 vested and an additional vesting of 1/3 on the anniversary date of the agreement at prices ranging from $1.25 to $1.88.

Other
-----

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

     The Company will use its best efforts to file a registration statement for all of the borrowed shares plus interest and the additional 9,250 shares on or before December 31, 1996.

                 Information Management Technologies Corporation


Other (cont...)
---------------

     CRG has asserted a claim for the balance of 78,750 shares of Class A Common Stock, and the Company has disputed the claim based upon the Company's position that CRG has not performed under its agreement with the Company. On November 1, 1996, the Company comenced a lawsuit against CRG to recover damages.

                 Information Management Technologies Corporation


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Comparison of Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship that certain items in the Company's results of operations bear to sales:

                                   Three Months Ended          Six Months Ended
                                      September 30               September 30
                                      ------------               ------------
                                     1996      1995             1996      1995
                                     ----      ----             ----      ----
Sales                                 100%      100%             100%      100%
Cost of sales                          88        78               76        74
                                     ----      ----             ----      ----
Gross profit                           12        22               24        26

Selling, general and
  administrative expenses              32        28               29        29
                                     ----      ----             ----      ----

Operating income (loss)               (20)       (6)              (5)       (3)

Interest expense, net                   3         6                4         5

(Gain) loss on sale of stock in
INSCI Corp.                           (74)        2              (38)        1
                                     ----      ----             ----      ----

Income (loss) from continuing
operations before equity in net
income (loss) of INSCI                 51       (14)              29        (9)

Equity in net income (loss) of
INSCI Corp.                           --          9              --        (22)
                                     ----      ----             ----      ----

Income (loss) from continuing
operation                              51        (5)              29       (31)

Income (loss) from discontinued
operation                             --        --               --       --
                                     ----      ----             ----      ----

Net income (loss)                      51%       (5%)             29%      (31%)
                                     ----      ----             ----      ----

                 Information Management Technologies Corporation


Three Months Ended September 30, 1996 as compared to the Three Months Ended September 30, 1995:

     For the three months ended September 30, 1996, the Company reported sales of $2,817,000, an increase of $47,000 from sales of $2,770,000 for the three months ended September 30, 1995.

Sales in the Company's Regional Service Center ("RSC") division were $ 2,438,000 or 87% of sales as of September 30, 1996, an increase of $696,000 or 40% from sales of $1,742,000 or 63% for the period ended September 30, 1995. The increase in sales offset a decrease in sales in the Company's facility management division of $542,000 or 74% from sales of $734,000 for the three months ended September 30, 1995 to sales of $192,000 or 7% for the three months ended September 30, 1996. The decrease is primarily attributable to the Company's decision not to renew certain facility management agreements as they became due because competitive pricing has reduced operating margins below the Company's required minimum operating margins. Sales in the Company's litigation duplication division were $187,000 or 7% for the three months ended September 30, 1996, a decrease of $107,000 or 37% from sales of $294,000 or 11% for the three months ended September 30, 1995.

     Cost of sales for the three months ended September 30, 1996 were $2,486,000 or 88% from $2,172,000 or 78% for the three months ended September 30, 1995, an increase of $314,000 or 15%. The increase is attributable to a shift in the Company's product mix as it continues to refocus its business towards the global research report services market which is material intensive compared to the facility management agreements which the Company continues to de-emphasize.

     In addition, due to several large one time projects which the Company was unable to produce in house, the Company experienced a decrease in its operating margin from quarter to quarter, however, the Company does not consider these types of projects and their adverse impact on its operating margin to be a continuing part of the Company's product mix or a trend of the Company's operating margin.

     Selling, general, and administrative expenses for the three months ended September 30, 1996 were $900,000 or 32%, an increase of $131,000 or 17% from selling, general, and administrative expenses of $769,000 or 28% for the three months ended September 30, 1995. The increase is attributable to an increase in consultants related to the Company's implementation of technology as it continues to expand its sales market beyond the tri-state region.

     Interest expense for the three months ended September 30, 1996 was $103,000 or 3%, a decrease of $55,000 or 35% from interest expense of $158,000 or 6% for the three months ended September 30, 1995. The decrease is attributable to the savings realized from the early termination of its revolving credit facility during the first quarter of fiscal year 1997.

     The Company realized a one time gain on the sale of shares of stock in its former majority owned subsidiary INSCI of approximately $2,000,000. The Company maintains an 18% interest in INSCI Corp.

Six Months Ended September 30, 1996 as compared to Six Months Ended September 30, 1995:

     For the six months ended September 30, 1996, the Company reported sales of $5,423,000, a decrease of $787,000 or 12% from sales of $6,210,000 for the six months ended September 30, 1995.

     The decrease in sales is primarily attributable to the company's decision not to renew certain facility management agreements as they became due because competitive pricing has reduced operating margins below the Company's required minimum operating margins. As of September 30, 1996, there were 5 (five) facility management agreements in effect compared to (8) eight facility management agreements for the period ended September 30, 1995. Sales from facility management agreements were $495,000 or 9% for the six months ended September 30, 1996, a decrease of $1,181,000 or 70% from sales of $1,676,000 or 27% for the six months ended September 30, 1995.

                 Information Management Technologies Corporation


Six Months Ended September 30, 1996 as compared to Six Months Ended September 30, 1995 (cont...):

     Sales in the Company's Regional Service Center ("RSC") division were $4,446,000 or 82% of sales for the six months ended September 30, 1996, an increase of $595,000 or 15% from sales of $3,851,000 for the six months ended September 30, 1995. Sales in the Company's litigation duplication division were $482,000 or 9% for the six months ended September 30, 1996, a decrease of $201,000 or 29% from sales of $683,000 or 11% for the six months ended September 30, 1995.

     Cost of sales for the six months ended September 30, 1996 were $4,142,000 or 76%, a decrease of $452,000 or 10% from cost of sales of $4,594,000 or 74% for the six months ended September 30, 1995.

     Selling, general, and administrative expensed for the six months ended September 30, 1996 were $1,579,000 or 29%, a decrease of $229,000 or 13% from selling, general, and administrative expenses of $1,808,000 or 29% for the six months ended September 30, 1995.

     Interest expense for the six months ended September 30, 1996 was $203,000 or 4%, a decrease of $100,000 or 33% from interest expense of $303,000 or 5% for the six months ended September 30, 1995.

     The Company realized a gain of approximately $2,000,000 from the sale of shares of stock in its former majority owned subsidiary INSCI Corp., the Company maintains an 18% ownership interest in INSCI Corp.


Liquidity and Capital Resources

The Company's cash flows are summarized below for the periods indicated:

                                                      Six Months
                                                      ----------
                                                 Ended September 30,
                                                 -------------------
                                                 1996           1995
                                             ------------   ------------
   Operating Activities                      $(1,415,000)   $   (378,000)

   Investing Activities                      $ 2,269,000    $    908,000

   Financing Activities                      $(1,200,000)   $   (530,000)
                                             ------------   ------------

      Increase (decrease) in Cash            $  (346,000)   $          0
                                             ============   ============

     During the six months ended September 30, 1996 cash used in operating activities amounted to $1,415,000 and is attributable to:

          A decrease in accounts payable and other accrued liabilities of $949,000 and a net increase in accounts receivable of $27,000 and inventory supplies of $77,000 partially offset by a decrease in cost of sales and selling, general and administrative expenses.

          Cash used in financing activities amounted to $1,200,000 and is principally attributable to the Company's repayment of the outstanding balances of its revolving credit facility and term loans with BNY Financial Corp., as well as other long term obligations.

                 Information Management Technologies Corporation


Liquidity and Capital Resources (cont...)

     Cash from investing activities amounted to $2,269,000.

     During the six months ended September 30, 1996, the Company sold 713,000 shares of Class A Common Stock which reduced the Company's ownership in INSCI to approximately 18%. Resultantly, the Company has accounted for its remaining investment in INSCI as "Securities Available for Sale" as promulgated by SFAS 115.

     In accordance with the change in accounting method, the Company, marked up its investment in INSCI to its approximate fair market value of $2,899,050, and recorded an unrealized gain of $2,899,050 on its September 30, 1996 balance sheet.

     As of September 30, 1996 the Company had a working capital of $1,606,000 compared to a working capital deficiency of $217,000 at September 30, 1995.

     During the quarter ended September 30, 1996, the Company's Board of Directors approved the repricing of the stock price of the Class A Shares underlying the Company's Class A Warrants from $6.86 to $4.25 and extended the expiration date to April 1998.

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

     The Securities and Exchange Commission (the "Commission") issued an order, dated April 13, 1995, authorizing a private investigation of Imtech and INSCI, and its officers and directors during the period from March 1994 and continuing until April 13, 1995. The order of investigation inquiring into whether the Company and its then officers and directors engaged in violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"); failed to file annual reports and other information as required by the rules and regulations of the Commission in violation of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-11 and 13a-13; and failed to maintain proper books and records in violation of Section 13(b)3 of the Exchange Act or falsified or caused to be falsified books and records of the Companies in violation of Sections 13(b)(2)(a), Rule 13b2-1and Rule 13b2-2 of the Exchange Act.

     On September 10, 1996, the Company was informed by the Commission that the staff inquiry relating to these matters had been terminated and that no enforcement action had been recommended at this time.

     In November 1995, the Company entered into an agreement with Corporate Relation Group ("CRG") for it to provide promotional, shareholder and brokerage communications services. The agreement is for a period of 3 years, and the Company agreed to pay CRG the sum of $300,000 or 171,000 shares of free trading Class A Common Stock, in addition to 500,000 options to purchase 500,000 shares of Class A Common Stock for prices ranging from $1.75 per share to $3.06 per share for a period of 5 years. Subsequent to the agreement, the Company borrowed 92,250 shares of Class A freely traded Common Stock from a number of shareholders in the Company. The Company's agreement for the repayment of the borrowed shares involved the Company making payment of interest at 10% per annum in addition to the return of the borrowed shares and an additional (1) one share of Class A Common Stock for each (10) shares borrowed by the Company (an aggregate of 9,250 shares). The Company further agreed to grant cost free registration rights to each lender for the additional shares and interest as a result of the loan transaction. CRG has asserted a claim for the balance of 78,750 shares of Class A Common Stock, and the Company has disputed the claim based upon the Company's contention the CRG has not performed under its agreement with the Company.

     On November 1, 1996, the Company commenced litigation in New York State to recover the shares transferred to CRG as well as to terminate the remainder of its agreement with CRG.

                 Information Management Technologies Corporation


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits. No exhibits are being filed with this report.

     (b)  Reports on Form 8-K.

          (1) A report on Form 8-K dated September 16, 1996 reporting the sale of 600,000 shares of stock in INSCI Company.

          (2) A report on Form 8-K dated October 8, 1996 reporting the extension and repricing of the Company's Class A Warrants.

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

                             INFORMATION MANAGEMENT
                             TECHNOLOGIES CORPORATION


                             By:/s/ Joseph A. Gitto
                                -------------------------------------
                                Joseph A. Gitto
                                President and Chief Financial Officer


Dated November 14, 1996