Form 10QSB
period 1996-12-31
INFORMATION MANAGEMENT TECHNOLOGIES CORP
filed 1997-02-14
CIK 824578

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                   Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended: December 31, 1996           Commission File No. 0-16753

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

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ---    ---
           As of January 27, 1997, registrant had outstanding 5,579,302 shares of Class A Common Stock.

            Traditional Small Business Disclosure Format (check one)

                                  Yes X   No
                                     ---    ---

                 Information Management Technologies Corporation

                 FORM 10-QSB FOR QUARTER ENDED DECEMBER 31, 1996

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     (a)  Balance Sheets as of December 31, 1996 and March 31, 1996.

     (b) Statements of Operations for the three months and nine months ended December 31, 1996 and 1995.

     (c) Statements of Cash Flows for the nine months ended December 31, 1996 and 1995.

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

     (b)  Reports on Form 8-K

          (1)  Report on Form 8-K filed on September 16, 1996.

          (2)  Report on Form 8-K filed on October 8, 1996.

          (3)  Report on Form 8-K filed on November 22, 1996

          (4)  Report on Form 8-K filed on December 5, 1996

                 Information Management Technologies Corporation

PART I.        FINANCIAL INFORMATION

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                     December 31,   March 31,
                                                         1996         1996
                                                     ------------  -----------

ASSETS                                               (Unaudited)

CURRENT ASSETS

Cash and cash equivalents                            $    840,834  $ 2,011,560
Accounts receivable, net of allowance for doubtful
   accounts of $75,780 at December 31, 1996 and
   $104,500 at March 31, 1996                           1,564,575    1,406,731
Inventory                                                 404,846      303,133
Prepaid expenses and other current assets                 657,344      972,214
                                                     ------------  -----------
                 Total current assets                   3,467,599    4,693,638

PROPERTY AND EQUIPMENT - AT COST

   Production equipment                                 5,656,028    5,102,268
   Software                                               298,617      295,128
   Furniture and Fixtures                                 402,896      399,899
   Leasehold improvements                                 503,205      461,089
   Computer equipment                                   1,136,450    1,101,323
                                                     ------------  -----------
                                                        7,997,196    7,359,707
   Less: Accumulated depreciation and amortization      5,314,362    5,013,249
                                                     ------------  -----------
                    Net property and equipment          2,682,834    2,346,458
                                                     ------------  -----------

OTHER ASSETS

   Deposits and other                                     401,713      347,636
   Investment in INSCI Corp.                            2,337,475      379,057
                                                     ------------  -----------
                    Total other assets                  2,739,188      726,693
                                                     ------------  -----------

                                                     $  8,889,621  $ 7,766,789
                                                     ============  ===========


        The accompanying notes are an integral part of these statements.

                 Information Management Technologies Corporation

                                                     December 31,    March 31,
                                                        1996           1996
                                                     ------------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       (Unaudited)

CURRENT LIABILITIES

     Bank credit facility                            $       --    $   640,056
     Current debt                                            --        431,975
     Current maturities of long-term debt                 128,576      497,328
     Current maturities of long-term capital
       lease obligations                                  258,700      333,728
     Accounts payable                                     939,703    1,455,015
     Accrued salaries                                     100,771      156,007
     Deferred revenue                                      51,011      129,090
     Other accrued liabilities                          1,343,626    1,457,798
                                                     ------------  -----------
                      Total current liabilities         2,822,387    5,100,997

LONG-TERM DEBT, less current maturities                   804,229    2,793,329

ACCRUED RENT                                              368,494      368,494

CAPITAL LEASE OBLIGATIONS, less current maturities        459,866      362,279
                                                     ------------  -----------
                      Total long-term liabilities       1,632,589    3,524,102
                                                     ------------  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
     12% Preferred Stock - authorized 3,000,000

        shares at $1.00 par value; 2,592,499
        and 2,026,580 shares issued and
        outstanding at December 31, 1996
        and March 31, 1996, respectively                2,592,499    2,026,580
     Class A common stock - authorized 100,000,000
        shares at $.04 par value; 5,635,078 and
        3,535,078 shares issued and outstanding
        at December 31, 1996 and
        March 31, 1996, respectively                      225,403      141,403
     Additional paid-in capital                        30,880,205   28,658,530
     Unrealized gain from investment in
        securities available for sale                    2,337,475      --
     Accumulated deficit                              (31,600,937) (31,684,823)
                                                     ------------  -----------
                      Total stockholders'
                         equity (deficit)               4,434,645     (858,310)
                                                     ------------  -----------
                                                     $  8,889,621  $ 7,766,788
                                                     ============  ===========

        The accompanying notes are an integral part of these statements.

                 Information Management Technologies Corporation

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                              Three Months Ended         Nine Months Ended
                                  December 31,              December 31,
                           ------------------------   -------------------------
                              1996          1995         1996          1995
                           -----------   ----------    ----------   -----------

Sales                      $ 2,626,573   $2,834,706    $8,049,613   $ 9,065,909
Cost of sales                2,238,877    2,225,801     6,380,876     7,520,285
                           -----------   ----------    ----------   -----------

Gross profit                   387,696      608,905     1,668,737    1,545,624

Selling, general and
  administrative
  expenses                     908,046    1,059,105     2,480,714     1,951,494
Other costs                    550,000         --         550,000        50,000
                           -----------   ----------    ----------   -----------
Loss from operations        (1,070,350)    (450,200)   (1,361,977)     (455,870)

Interest expense, net          102,920      160,574       303,480       401,958

(Gain) loss from sale of
   stock in INSCI Corp.          --           --       (2,078,661)       73,500
                           -----------   ----------    ----------   -----------
Income (loss) from
   continuing operations
   before equity in net
   income (loss)
    of INSCI Corp.          (1,173,270)    (610,774)      413,204      (931,328)

Equity in net income
   (loss) of INSCI Corp.         --         151,303      (341,140)   (1,492,825)
                           -----------   ----------    ----------   -----------

Income (loss) from
   continuing operations    (1,173,270)    (459,471)       72,064    (2,424,153)

Loss from discontinued
   operations                    --        (13,570)         --          (33,526)
                           -----------   ----------    ----------   -----------

Net income (loss)          $(1,173,270)  $ (473,041)   $   72,064   $(2,457,679)
                           ===========   ==========    ==========   ===========

Income (loss) per share
   from continuing
   operations              $    (0.21)   $    (0.17)   $     0.01   $     (0.87)
                           ===========   ==========    ==========   ===========

Loss per share from
   discontinued
   operations              $     --      $    (0.00)    $     --    $     (0.01)
                           ===========   ==========    ==========   ===========

Weighted average number
   of shares outstanding
   for each                  5,635,078    2,781,322     5,011,500     2,779,191
                           ===========   ==========    ==========   ===========


        The accompanying notes are an integral part of these statements.

                 Information Management Technologies Corporation

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                         1996           1995
                                                     -----------    -----------

Cash flows from operating activities:
  Net income (loss)                                  $    72,064    $(2,457,679)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:

     Depreciation and amortization                       301,114        347,763
     Equity in net loss of INSCI Corp.                   341,140      1,492,825
     Amortization of loan fees                              --           32,963
     Accretion interest on current debt                     --           38,750
     (Gain) loss from sale of INSCI Corp.
       common stock                                   (2,078,661)        73,500
     Provision for doubtful accounts                      33,907        (19,742)
     Accrued rent                                           --         (150,000)
     Changes in operating assets and liabilities:

       Accounts receivable                              (191,751)       436,925
       Inventory                                        (101,713)        27,599
       Prepaid expenses, deposits and other assets       260,793       (332,763)
       Accounts payable and accrued liabilities         (750,978)        12,529
                                                     -----------    -----------

       Net cash used in operating activities          (2,114,085)      (497,330)

Cash flows from investing activities:
  Capital expenditures                                  (409,261)       (95,844)
  Repayment by INSCI Corp.                                  --        1,000,000
  Proceeds from the sale of INSCI Corp.
     common stock                                      2,457,718           --
                                                     -----------    -----------

      Net cash provided by investing activities        2,048,457        904,156
                                                     -----------    -----------

Cash flows from financing activities:
  Net repayment of bank credit facility                 (640,056)      (463,521)
  Financing from bank overdrafts                            --           52,969
  Payments of long-term debt                            (431,975)    (2,077,298)
  Proceeds from equity placements and option
     and warrant exercises                               172,602      2,621,790
  Payment of stock issuance costs                           --         (109,959)
  Payments of capital lease obligations                 (205,669)      (430,807)
                                                     -----------    -----------

       Net cash used in financing activities          (1,105,098)      (406,826)
                                                     -----------    -----------

Net decrease in cash and cash equivalents             (1,170,726)             0

Cash and cash equivalents, beginning of year           2,011,560              0
                                                     -----------    -----------

Cash and cash equivalents, end of period             $   840,834    $         0
                                                     ===========    ===========


        The accompanying notes are an integral part of these statements.

                 Information Management Technologies Corporation

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

ORGANIZATION

     Information Management Technologies Corporation (the "Company"), a Delaware corporation, was incorporated in 1986. The Company provides information facilities management services primarily to financial and other service industries which are characterized by substantial information processing, communications and document administration requirements. The Company's customer base consists primarily of major financial, manufacturing, legal, accounting and other medium to large service organizations which are principally located in New York City and the surrounding metropolitan area (including New Jersey, Southeast Connecticut and Westchester County). The Company, through a strategic alliance with a New York City based technology provider has begun to service clients in Pennsylvania, the midwest and Europe. As of December 31, 1996, the Company holds approximately an 18% ownership interest in INSCI Corp., a Massachusetts based developer of computer software.

BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the significant accounting policies applied on a consistent basis in the preparation of the accompanying financial statements:

1.   Revenue Recognition

     Revenues from the Company's services are recognized as the services are performed or upon shipment.

2.   Income (Loss) Per Share

     Income (loss) per share has been calculated on the basis of weighted average number of shares outstanding during the period after giving retroactive effect to the reverse stock split. There is no effect on the income (loss) per share of the stock options and warrants outstanding; consequently, they have not been included in the calculation of weighted average number of shares outstanding.

                 Information Management Technologies Corporation

3.   Investment in INSCI Corp.

     The carrying value and estimated market value of the Company's investment in INSCI Corp. as of December 31, 1996 is as follows:

                             Cost Basis      Market Value    Unrealized Gain
                             ----------      ------------    ---------------

Investment in INSCI Corp.
     (703,000 shares)          $     0        $2,337,475        $2,337,475

     As of December 31, 1996, the Company maintains an 18% ownership interest in INSCI Corp. The investment is accounted for under the "Securities Available For Sale" method as promulgated by SFAS 115. During the second quarter of fiscal year ended March 31, 1997, the Company sold 703,000 shares of INSCI Corp. Class A Common Stock. The sales were transacted pursuant to the Company's divestiture plan which was adopted during the second fiscal quarter. Prior to the sale, the Company held a 38% ownership interest in INSCI Corp., whose results were accounted for under the "Equity" method of accounting.

CONTINGENCIES

Securities and Exchange Commission ("SEC")  Investigation

     On September 30, 1992, the Company and INSCI, the Company's former majority owned subsidiary, reached an agreement with the SEC to conclude and settle the SEC's informal investigation of the Company and INSCI. The Company and INSCI, without admitting or denying any of the allegations made by the SEC in its complaint, and without a trial or final adjudication of the allegations made in the SEC's complaint, consented to the entry of an order enjoining the Company and INSCI from future violations of certain provisions of the Federal securities laws and the rules and regulations thereunder. The settlement may adversely affect the Company and INSCI and restrict the Company's and INSCI's ability to raise funds from persons located in certain significant states. The impact of these restrictions may be to prevent the Company and INSCI from conducting future public offerings or private placements.

     The SEC issued an order, dated April 13, 1995, authorizing a private investigation of the Company and INSCI, and their officers and directors for the period March 1993 through April 13, 1995. The order of investigation inquired into whether the Company and its then officers and directors engaged in violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"); failed to file annual reports and other information as required by the rules and regulations of the SEC in violation of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-11 and 13a-13; and failed to maintain proper books and records in violation of Section 13(b)3 of the Exchange Act or falsified or caused to be falsified books and records of the Companies in violation of Sections 13(b)(2)(a), Rule 13b2-1and Rule 13b2-2 of the Exchange Act. On September 10, 1996, the Company was informed by the SEC that the staff inquiry relating to those matters had been terminated and that no enforcement action had been recommended.

                 Information Management Technologies Corporation

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

     In January 1996, the Company implemented a 401(k) plan covering all eligible employees. Contributions to the plan are based on a discretionary matching contribution of the employee's deferred compensation. Employee contributions are limited to 15% of salary. Since its inception, no employer contributions have been made to the plan.

Registration Rights

     The Company has granted to the holders of certain warrants and shares of the Company's securities without cost demand and "piggyback" registration rights with respect to the underlying stock of the securities issued, or issuable. Compliance with these registration rights may involve substantial expense to the Company.

Employment Agreements

     On December 5, 1996, the Company entered into a one year employment agreement with its Chief Executive Officer, Mr. Matti Kon. The agreement provides for a base salary of $200,000 per annum plus an incentive bonus equal to 20% of net income up to a maximum of $500,000. In addition, Mr. Kon was awarded 500,000 options to purchase 500,000 shares of the Company's Class A Common Stock at an exercise price of $1.18.

     The Company also has an employment agreement with its President and Chief Financial Officer, Joseph A. Gitto, Jr. The agreement provides for a base salary of $140,000 per annum, and 600,000 options to purchase 600,000 shares of the Company's Class A Common Stock at prices ranging from $1.25 to $1.88.

Other

     In November 1995 the Company entered into an agreement with Corporate Relations Group ("CRG") to provide promotional, shareholder and brokerage communications services. The agreement was for a period of 3 years, in which the Company agreed to pay CRG the sum of $300,000 or 171,000 shares of free trading Class A Common Stock, in addition to 500,000 options to purchase 500,000 shares of Class A Common Stock for prices ranging from $1.75 per share to $3.06 per share for a period of 5 years. The Company elected to pay CRG by issuing 171,000 shares of Class A Common Stock. Subsequent to the agreement, the Company borrowed 92,250 shares of Class A freely traded Common Stock from a number of shareholders in the Company. The agreement for the repayment of the borrowed shares required the Company to make interest payments at a rate of 10% per annum in addition to the returning the borrowed shares plus (1) one additional share of Class A Common Stock for each (10) ten shares of borrowed stock (an aggregate of 9,250 shares). The Company further agreed to grant cost free registration rights to each lender for the additional shares and interest as a result of the loan transaction.

                 Information Management Technologies Corporation

Other (cont..)

     CRG asserted a claim for the balance of the 78,750 shares of Class A Common Stock, which the Company disputed based upon the position that CRG did not performed under its agreement with the Company. On November 1, 1996, the Company commenced a lawsuit against CRG to recover damages.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Comparison of Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship that certain items in the Company's results of operations bear to sales:

                                          Three Months Ended  Nine Months Ended
                                             December 31,         December 31,
                                             ------------         ------------
                                            1996      1995      1996      1995
                                            ----      ----      ----      ----

Sales                                        100%      100%      100%      100%
Cost of sales                                 85        79        79        83
                                            ----      ----      ----      ----

Gross profit                                  15        21        21        17

Selling, general and
  administrative expenses                     35        37        31        21
Other costs                                   21      --           7         1
                                            ----      ----      ----      ----

Loss from operations                         (41)      (16)      (17)       (5)

Interest expense, net                          4         6         4         4
(Gain) loss from sale of stock
  in INSCI Corp.                            --        --         (26)        1
                                            ----      ----      ----      ----

Income from continuing
  operations before equity in
  net income (loss) of INSCI
  Corp                                       (45)      (22)        5       (10)

Equity in net income (loss) of
  INSCI stock                                --          5        (4)      (17)
                                            ----      ----      ----      ----

Income (loss) from continuing
  operations                                 (45)      (17)        1       (27)

Income (loss) from discontinued
  operations                                 --        --        --        --
                                            ----      ----      ----      ----

Net income (loss)                            (45)%     (17)%       1%      (27)%
                                            ====      ====      ====      ====

                 Information Management Technologies Corporation

Three Months Ended December 31, 1996 as compared to the Three Months Ended December 31, 1995:

     For the three months ended December 31, 1996, the Company reported sales of $2,627,000 a decrease of $208,000 from sales of $2,835,000 for the three months ended December 31, 1995.

     Sales in the Company's Regional Service Center ("RSC") division were $ 2,256,000 or 86% of sales as of December 31, 1996, an increase in the RSC division, of $473,000 or 27% from sales of $1,783,000 or 63% for the period ended December 31, 1995. The increase in RSC sales offset a decrease in sales of the Company's facility management division of $583,000 or 75% from sales of $777,000 for the three months ended December 31, 1995 to sales of $194,000 or 7% for the three months ended December 31, 1996. The decrease is primarily attributable to the Company's decision not to renew certain facility management agreements as they became due because competitive pricing has reduced operating margins below the Company's required minimum operating margins. Sales in the Company's litigation duplication division were $176,000 or 7% for the three months ended December 31, 1996, a decrease of $99,000 or 36% from sales of $275,000 or 10% for the three months ended December 31, 1995.

     Cost of sales for the three months ended December 31, 1996 were $2,239,000 or 85% from $2,226,000 or 79% for the three months ended December 31, 1995, an increase of $13,000 or 1%.

     Selling, general , and administrative expenses were $908,000 or 35% for the three months ended December 31, 1996, a decrease of $151,000 or 14% from selling, general, and administrative expenses of $1,059,000 or 37% for the three months ended December 31, 1995.

     In addition, the Company recorded a charge of $550,000 for the three months ended December 31, 1996, as the Company's new management implements its plan to reorganize its work force and redeploy various operating assets which it believes will enable the Company to become more competitive and efficient.

     Interest expense for the three months ended December 31, 1996 was $103,000 or 4%, a decrease of $58,000 or 36% from interest expense of $161,000 or 6% for the three months ended December 31, 1995. The decrease is attributable to the savings realized from the early termination of its revolving credit facility during the first quarter of fiscal year 1997.

Nine Months Ended December 31, 1996 as compared to Nine Months Ended December 31, 1995:

     For the nine months ended December 31, 1996, the Company reported sales of $8,050,000, a decrease of $1,016,000 or 11% from sales of $9,066,000 for the nine months ended December 31, 1995.

     The decrease in sales is primarily attributable to the company's decision not to renew certain facility management agreements as they became due because competitive pricing has reduced operating margins below the Company's required minimum operating margins. As of December 31, 1996, there were 5 (five) facility management agreements in effect compared to (8) eight facility management agreements for the period ended December 31, 1995. Sales from facility management agreements were $688,000 or 9% for the nine months ended December 31, 1996, a decrease of $1,765,000 or 72% from sales of $2,453,000 or 27% for the nine months ended December 31, 1995.

     Sales in the Company's Regional Service Center ("RSC") division were $6,703,000 or 83% of sales for the nine months ended December 31, 1996, an increase of $1,069,000 or 19% from sales of $5,634,000 for the nine months ended December 31, 1995. Sales in the Company's litigation duplication division were $658,000 or 8% for the nine months ended December 31, 1996, a decrease of $317,000 or 32% from sales of $975,000 or 11% for the nine months ended December 31, 1995.

Nine Months Ended December 31, 1996 as compared to Nine Months Ended December 31, 1995 (cont...)

     Cost of sales for the nine months ended December 31, 1996 were $6,381,000 or 79%, a decrease of $1,139,000 or 15% from cost of sales of $7,520,000 or 83% for the nine months ended December 31, 1995. The decrease is primarily attributable to a reduction in the Company's personnel associated with the expired facility management agreements.

     Selling, general, and administrative expenses for the nine months ended December 31, 1996 were $2,481,000 or 31%, a increase of $530,000 or 27% from selling, general, and administrative expenses of $1,951,000 or 21% for the nine months ended December 31, 1995. The decrease is primarily attributable to a reduction in overhead such as personnel, service charges related to the Company's terminated revolving credit facility and other consulting fees.

     In addition, the Company recorded a charge of $550,000 for the period ended December 31, 1996, as the Company's new management implements its plan to reorganize its work force and redeploy various operating assets which it believes will enable the Company to become more competitive and efficient.

     Interest expense for the nine months ended December 31, 1996 was $303,000 or 4%, a decrease of $99,000 or 25% from interest expense of $402,000 or 4% for the nine months ended December 31, 1995. The decrease is primarily attributable to the Company's termination of its revolving credit facility during Fiscal 1997.

     The Company realized a gain of approximately $2,079,000 for the nine months ended December 31, 1996 from the sale of shares of stock in its former majority owned subsidiary INSCI Corp. As of December 31, 1996, the Company holds an 18% ownership interest in INSCI Corp.

Liquidity and Capital Resources

The Company's cash flows are summarized below for the periods indicated:

                                              Nine Months
                                           Ended December 31,
                                        1996               1995
                                   --------------      -------------

     Operating Activities          $   (2,114,000)     $    (497,000)

     Investing Activities          $    2,048,000      $     904,000


     Financing Activities          $   (1,105,000)     $    (407,000)
                                   --------------      -------------

     Decrease in Cash              $  (1,171,000)      $           0
                                   =============       =============

     During the nine months ended December 31, 1996 cash used in operating activities amounted to $2,114,000 which is attributable to a decrease in accounts payable and other accrued liabilities of $751,000 and a net increase in accounts receivable of $192,000 and inventory supplies of $102,000 partially offset by a decrease in cost of sales and selling, general and administrative expenses.

Cash used in financing activities amounted to $1,105,000 and is principally attributable to the Company's repayment of the outstanding balances of its revolving credit facility and term loans with BNY Financial Corp., as well as other long term obligations.

                 Information Management Technologies Corporation

Liquidity and Capital Resources (cont...)

     Cash from investing activities amounted to $2,048,000.

     During the nine months ended December 31, 1996, the Company sold 703,000 shares of Class A Common Stock which reduced the Company's ownership in INSCI to approximately 18%. The Company has accounted for its remaining investment in INSCI as "Securities Available for Sale" as promulgated by SFAS 115. In accordance with the change in accounting method, the Company, marked up its investment in INSCI to its approximate fair market value of $2,337,000, and recorded an unrealized gain of $2,337,000 on its December 31, 1996 balance sheet.

     As of December 31, 1996 the Company had a working capital of $645,000 compared to a working capital deficiency of $407,000 at March 31, 1996.

     During the Company's third fiscal quarter ended December 31, 1996, the Company's CEO and COO, and member of the Board of Directors, Christopher D. Holbrook, resigned his positions at the Company.

     The Company's Board of Directors named Mr. Matti Kon as the Company's new CEO. Together with the Company's management team he has reviewed the Company's operations and is in the process of reorganizing the Company's work force and its operations.

     The Company's strategic plan focuses on the use of technology to streamline the communication flow between the Company and its clients as well as to enhance the Company's production capabilities.

     The Company's strategic plan will also expand the Company's current revenue streams. In accordance with its plan, the Company purchased a Hiedelberg 4 color digital press which will be delivered during the quarter ended March 31, 1997. The Company will be the only financial printer in the New York Metropolitan area with the newly advanced printing capabilities provided by the use of the Hiedelberg press.

     The Company estimates a capital purchasing requirement of approximately $1,500,000 to $2,000,000 to install the new equipment as well as to introduce its expanded services and strategic marketing plan to the market place. The Company is currently in the process of raising capital through a private placement as well as by negotiating with several leasing companies to secure financing through a sales / leaseback arrangement.

     If deemed necessary, the Company could establish a banking facility through a pledge of its accounts receivable or could further divest its approximate 18% ownership interest in INSCI Corp. under the terms of its divestiture plan.

     The Company believes that the additional production equipment will enable the Company to introduce its production capabilities to a broader base of potential clients which will be necessary to achieve its aggressive expansion plans.

Inflation

     The Company has not experienced significant increases due to inflation in either the cost of merchandise or the operating expenses. Although inflation has not been a significant factor to date, there can be no assurance that it will not be in the future.

                 Information Management Technologies Corporation

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On September 30, 1992, the Company and INSCI, the Company's then majority owned subsidiary, reached an agreement with the Securities and Exchange Commission ("SEC") to conclude and settle the an informal investigation of the Company and INSCI. The Company and INSCI, without admitting or denying any of the allegations made by the SEC in its complaint, and without a trial or final adjudication of the allegations made in the SEC's complaint, consented to the entry of an order enjoining the Company and INSCI from future violations of certain provisions of the Federal securities laws and the rules and regulations thereunder. The settlement may adversely affect the Company and INSCI and restrict the Company's and INSCI's ability to raise funds from persons located in certain significant states. The impact of these restrictions may be to prevent the Company and INSCI from conducting future public offerings or private placements. The Company and INSCI may be subject to contempt of court or other sanctions if the Company or INSCI, at any time in the future, engages in actions that are deemed to violate the consent judgment and the injunctions.

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

     The SEC issued an order, dated April 13, 1995, authorizing a private investigation of the Company and INSCI, and their officers and directors during the period March 1994 through April 13, 1995. The order of investigation inquired into whether the Company and its then officers and directors engaged in violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"); failed to file annual reports and other information as required by the rules and regulations of the SEC in violation of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-11 and 13a-13; and failed to maintain proper books and records in violation of Section 13(b)3 of the Exchange Act or falsified or caused to be falsified books and records of the Companies in violation of Sections 13(b)(2)(a), Rule 13b2-1and Rule 13b2-2 of the Exchange Act. On September 10, 1996, the Company was informed by the SEC that the staff inquiry relating to those matters had been terminated and that no enforcement action had been recommended.

     In November 1995, the Company entered into an agreement with Corporate Relation Group ("CRG") for it to provide promotional, shareholder and brokerage communications services. The agreement is for a period of 3 years, and the Company agreed to pay CRG the sum of $300,000 or 171,000 shares of free trading Class A Common Stock, in addition to 500,000 options to purchase 500,000 shares of Class A Common Stock for prices ranging from $1.75 per share to $3.06 per share for a period of 5 years. Subsequent to the agreement, the Company borrowed 92,250 shares of Class A freely traded Common Stock from a number of shareholders in the Company. The agreement for the repayment of the borrowed shares required the Company to make interest payments at a rate of 10% per annum in addition to the returning the borrowed shares plus (1) one additional share of Class A Common Stock for each (10) shares borrowed by the Company (an aggregate of 9,250 shares). The Company further agreed to grant cost free registration rights to each lender for the additional shares and interest as a result of the loan transaction. CRG asserted a claim for the balance of the 78,750 shares of Class A Common Stock, which the Company disputed based upon the contention the CRG did not performed under its agreement with the Company. On November 1, 1996, the Company commenced litigation in New York State to recover the shares transferred to CRG as well as to terminate the remainder of its agreement with CRG.

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

               (2) A report on Form 8-K dated October 8, 1996 reporting the extension and repricing of the Company's Class A Warrants.

               (3) A report on Form 8-K dated November 22, 1996 reporting the resignation of Christopher D. Holbrook as Chief Executive Officer

               (4) A report on Form 8-K dated December 5, 1996 reporting Mr. Matti Kon as the Company's Chief Executive Officer.

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

                             INFORMATION MANAGEMENT
                             TECHNOLOGIES CORPORATION

                                 By:/s/Joseph A. Gitto
                                    -------------------------
                                    Joseph A. Gitto
                                    President and Chief Financial Officer

Dated February 13, 1997