Form 10-K405
period 1997-03-31
INFORMATION MANAGEMENT TECHNOLOGIES CORP
filed 1997-06-30
CIK 824578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

--------------------------------------------------------------------------------
      [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [No fee required, effective October 7, 1996]
                    For the fiscal year ended March 31, 1997
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         [   ]    TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15 (d) OF THE
SECURITIES  EXCHANGE  ACT OF 1934 [No fee required]
               For transition period from __________ to __________
--------------------------------------------------------------------------------

                         Commission File Number: 0-16753

--------------------------------------------------------------------------------
                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)
--------------------------------------------------------------------------------

----------------------------------         -------------------------------------
            Delaware                                    58-1722085
----------------------------------         -------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)
----------------------------------         -------------------------------------

----------------------------------------------------   -------------------------
   130 Cedar Street, Fourth Floor, New York, NY                 10006
----------------------------------------------------   -------------------------
      (Address of Principal Executive Offices)               (Zip Code)
----------------------------------------------------   -------------------------

--------------------------------------------------------------------------------
                                 (212) 306-6100
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        Securities registered pursuant to Section 12(b) of the Act: NONE
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         Securities registered under Section 12(g) of the Exchange Act:
                                 Title of Class
--------------------------------------------------------------------------------
                      Class A Common Stock, $.04 par value
                           Redeemable Class A Warrants
                           Redeemable Class B Warrants
--------------------------------------------------------------------------------

      Indicate by checkmark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and asked prices of the Registrant's Class A Common Stock on the NASDAQ National Market on June 27, 1997, was approximately $6,974,000.

      At June 27, 1997, the Registrant had outstanding 5,579,552 shares of Class A Common Stock.

      Part III incorporates information by reference to the registrant's definitive proxy statement for its 1997 Annual Meeting of stockholders to be filed with the Commission within 120 days following March 31, 1997.

                                                                     I/M/T/E/C/H
================================================================================

                                      INDEX

                                                                      ----------
                                                                         PAGE
                                                                      ----------

----------------------------------------------------------------------
PART  I
----------------------------------------------------------------------
             ITEM  1     BUSINESS                                              1

             ITEM  2     PROPERTIES                                            4

             ITEM  3     LEGAL PROCEEDINGS                                     4

             ITEM  4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                         HOLDERS                                               5

----------------------------------------------------------------------
PART  II
----------------------------------------------------------------------
             ITEM  5     MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS                       6

             ITEM  6     SELECTED FINANCIAL DATA                               7

             ITEM  7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL POSITION AND RESULTS OF OPERATIONS          8

             ITEM  8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          14

             ITEM  9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                         ON ACCOUNTING AND FINANCIAL DISCLOSURES              14

----------------------------------------------------------------------
PART  III
----------------------------------------------------------------------
             ITEM  10    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                         REGISTRANT                                           15

             ITEM  11    EXECUTIVE COMPENSATION                               15

             ITEM  12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT                                15

             ITEM  13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       15

----------------------------------------------------------------------
PART  IV
----------------------------------------------------------------------
             ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                         REPORTS ON FORM 8-K                                  16

                         SIGNATURES                                           18

                         TABLE OF CONTENTS TO FINANCIAL STATEMENTS
                         AND SCHEDULES                                        19
                                                                      ----------

                                                                     I/M/T/E/C/H
================================================================================

                                     PART I

--------------------------------------------------------------------------------
ITEM  1. BUSINESS
--------------------------------------------------------------------------------

INTRODUCTION

      Information Management Technologies Corporation ("IMTECH" or the "Company") provides information processing and facilities management services such as research report printing, imaging and distribution services, electronic imaging, CD-ROM based electronic microfiche, litigation duplication, numbering and imaging services and complex distribution services to financial, legal, accounting and other medium to large service organizations which operate in business environments that are characterized by substantial information processing, communications and document administration requirements.

      Specifically, the Company's outsourcing services include two and four color digital printing, imaging of printed materials to CD-ROM, electronic fiche and/or laser printing, intelligent inserting, high volume duplication, electronic publishing, document fulfillment, micrographics, data processing and distribution services. Litigation duplication services range from high speed litigation duplication to on and off line numbering, scanning and imaging, electronic storage onto CD-ROM, accurate bar coding and other traditional litigation document processing services. The Company's outsourcing and litigation support services are generally performed at its Regional Service Center ("RSC") in New York City. Facilities management services include independent management of client systems for providing document duplication, distribution and word processing.

      The Company currently holds a 16% ownership interest in INSCI Corp. ("INSCI"), its former majority-owned subsidiary (a NASDAQ small cap company). INSCI develops, markets and supports computer software that utilizes magnetic, optical and CDR disk storage technologies. Used with compatible hardware, the software is able to archive, index, retrieve, print and fax computer generated documents such as invoices, statements, reports and transaction data.

SERVICES

FACILITIES MANAGEMENT SERVICES
The Company's facility management services, which may be provided on-site in a variety of departments at a customer's facility or at IMTECH's RSC, include the following:

* Duplication management - in connection with this service, the Company provides personnel and equipment required to perform standard copying of original printed documents and their subsequent sorting, inserting, binding, packaging and distribution.

* Electronic publishing and word processing management - IMTECH provides the software in addition to the personnel and equipment necessary to create and print customized documents directly from magnetic media with near typeset appearance and quality, integrate word processing produced files into these documents and reproduce, bind, package and distribute them as electronically published documents.

* Distribution services - for these type of services the Company provides the equipment, systems and personnel to process, track and distribute time sensitive materials.

      Under a typical facilities management contract, IMTECH assumes complete management and operating responsibility for a customer's in-house duplication, word processing and/or other administrative functions located or performed on the client's premises. The fees established for the facilities management services are generally agreed upon in advance and set forth in the facility management contract.

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 1. BUSINESS (Continued)
--------------------------------------------------------------------------------

FACILITIES MANAGEMENT SERVICES (Continued)
The Company generally provides the personnel, equipment and systems required to perform the agreed-upon services on-site at the customer's facilities. In many instances, upon commencement of a facility management contract, IMTECH will assume from its customer, responsibility for the employment of the existing personnel. In addition, the Company provides all of the necessary equipment and bears the related expenditures. In many cases, the Company assumes ownership of the customer's existing equipment, and when economically feasible, IMTECH will assume the customer's existing lease obligations. Backup resources are maintained at IMTECH's RSC to handle unusual work loads, or for disaster recovery purposes occurring at the facility management sites within the region.

      During the year ended March 31, 1997, IMTECH realized revenues of approximately $893,000 generated from seven facility management contracts. Five of the contracts had initial terms expiring in 1996 and one in 1997. Due to increased competition from larger companies in the facility management market and a continuing decrease in the Company's operating margins related to that business, management has elected not to pursue renewal of the agreements.

OUTSOURCING
The Company provides outsourcing services from its RSC in New York City primarily to financial, legal, institutional and commercial clients. Those services include corporate bureau services that have historically been outsourced or produced "in-house". The following specifies the types of outsourcing services the RSC provides to clients in New York City metropolitan area:

* Research report services with document imaging - IMTECH produces and distributes reports developed by research analysts at brokerage firms or securities departments at banks. In addition, the Company can provide clients with CD-ROM storage of their reports printed at their request.

* Duplication - the RSC can generate high volume black and white or color document duplication using state of the art digital xerographic equipment for print-on-demand or rapid processing of time sensitive documents.

* Laser printing - the Company utilizes equipment that laser prints documents directly from magnetic tape, cartridge disk or electronic transmission. Laser printed documents typically include customer statements, confirmations, reports, catalogs and manuals.

* Offset printing - as part of the Company's core printing production services, the RSC can perform all traditional, color, lithographic and offset printing. To meet the demand of cost effective, low volume, high quality digital printing, the Company purchased a Heidelberg Quickmaster DI Digital Printing Press (the "Heidelberg"). The Heidelberg is one of the newest, most technologically advanced sheetfed press system available in the printing trade today. The press allows IMTECH to offer its clients high quality, four color print capabilities that are extremely cost effective and ideal for meeting the increasing needs of the competitive financial research report market. As a complete digital printing system, the Heidelberg guarantees faster turnaround by consolidating and reducing pre-press and setup time by recognizing various data formats that would otherwise require conversion to a standard pre-press format.

* Electronic publishing - IMTECH's electronic publishing department can create and print customized documents directly from magnetic media with near typeset appearance and quality, integrate word processing into these documents and reproduce, bind, package and distribute them as electronically published documents.

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 1. BUSINESS (Continued)
--------------------------------------------------------------------------------

OUTSOURCING (Continued)
* Finishing services - the Company provides the standard printed, laser or duplicated document finishing services such as perfect binding, plastikoiling, velobinding, saddle stitching and padding.

* Distribution services - distribution services include intelligent and selective inserting of multi-page documents into envelopes, traditional inserting, packaging, mailing and shipping of completed work.

LITIGATION DUPLICATION SERVICES
The Company's litigation duplication division utilizes state of the art equipment located at its RSC to perform high volume duplication and other document processing related services primarily to companies in the corporate and legal business environment. The typical litigation support services, which use the most recently developed technology, include on and off line numbering in red and black, scanning and imaging, electronic storage of information and documents on CD-ROM, accurate bar coding and traditional finishing services, such as binding, addressing, inserting and mailing.

MARKETING AND SALES

      The Company employs a sales force that is currently located at its RSC in New York City. Together and as a whole, members of management who are involved with sales, facilities management, outsourcing services and litigation duplication continually increase their marketing efforts on behalf of IMTECH directed toward major financial, manufacturing, legal, accounting and other medium to large service companies located in New York City and the surrounding metropolitan area (New Jersey, Southeast Connecticut and Westchester County). The Company's advertising and promotional efforts include participation in selected trade shows, general advertising, articles in pertinent trade publications, direct mailings and, commencing in March 1997, the publication and wide selected distribution of a Company newsletter called "24/7". The newsletter is distributed as a no cost service to existing and potential IMTECH clients and broad based investor groups. Produced and published completely in-house utilizing the newly acquired Heidelberg digital printing press, the newsletter is devoted to maintaining a channel of communication that keeps clients and investors aware of developments within the Company.

      To further broaden its abilities to provide superior and complete service and pursue clients beyond its primary metropolitan area marketplace, in fiscal year 1997, IMTECH developed strategic alliances with Blitz Systems, Inc. ("Blitz") and Research Distribution Services, Inc. ("RDS"). Blitz, through its versatility of services, has been instrumental in assisting the Company in introducing technologically advanced concepts to research print production and distribution. RDS developed an "intelligent" distribution process that physically consolidates multiple subscriptions by a single subscriber into single envelope. The strategic alliance between IMTECH, Blitz and RDS offers clients a seamless process of receiving and managing data for print production and subsequent distribution. Each company in the alliance is a specialist, and depends on the others to maintain a high level of client satisfaction. Working together, the three companies offers clients reliable, expedient and cost effective service from the point of production to final destination.

COMPETITION

      Management is aware that the Company operates in a market that contains several large direct competitors, as well as many smaller regionally based companies, that provide services similar to IMTECH. Two key competitors that management believes have substantially greater financial resources and facilities than the Company are Pitney Bowes Management Services and Xerox Business Centers, both of whom provide facility management and/or outsourcing services. IMTECH competes with those companies primarily on the basis of price and quality of performance.

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 1. BUSINESS (Continued)
--------------------------------------------------------------------------------

COMPETITION (Continued)

Management's efforts are directed toward maintaining strong employee training and competitive compensation programs to enable the Company to continue to provide its customers with the high quality service and personnel necessary to maintain the competitive advantage.

EMPLOYEES

      As of March 31, 1997, the Company employed approximately 125 personnel as compared to 165 at March 31, 1996. The Company has no collective bargaining agreements with any personnel and considers its relationships with all of its employees to be in good standing.

--------------------------------------------------------------------------------
ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

      The Company leases its executive offices and RSC facilities (approximately 32,000 square feet), located at 130 Cedar Street, New York, NY, under a lease expiring in July 2003. The rental payments under the lease agreement are subject to annual cost of living and maintenance increases. In addition, the Company occupies 1,000 square feet of space at a midtown Manhattan location under a sublease agreement.

--------------------------------------------------------------------------------
ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         In September 1992, IMTECH and INSCI, the Company's then majority-owned subsidiary (collectively known as the "Companies"), reached an agreement with the Securities and Exchange Commission ("SEC") to conclude and settle an informal investigation of the Companies. The Companies, without admitting or denying any of the allegations made by the SEC in its complaint, and without trial or final adjudication of the allegations made, consented to the entry of an order enjoining IMTECH and INSCI from future violations of certain provisions of the federal securities laws and the rules and regulations thereunder. The settlement may adversely affect IMTECH and INSCI by restricting their ability to raise funds from individuals located in certain significant states. The impact of the restrictions may prevent IMTECH and INSCI from conducting future public offerings or private placements to raise capital. IMTECH and INSCI may also be subject to contempt of court or other sanctions if they, at any time in the future, engage in actions that are deemed to violate the consent judgment and injunctions.


         In January 1994, IMTECH received correspondence from the U.S. Department of Labor ("DOL") stating their intent to penalize the Company in connection with their investigation of past IMTECH employee benefit plans. The DOL determined that for one of the plan years in question, the Company did not file the proper financial information required. The DOL states in their correspondence that they intend to penalize the Company for the amount of $50,000 regarding their findings. As of March 31, 1997, the penalty amount had not yet been assessed.

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 3. LEGAL PROCEEDINGS (Continued)
--------------------------------------------------------------------------------

      On April 13, 1995, the SEC issued a private order of investigation of IMTECH and INSCI, the Company's former majority-owned subsidiary (which IMTECH currently holds a 16% ownership interest in), and their officers and directors for the period March 1993 through April 1995. The order of investigation inquired into whether the Companies and their then officers and directors engaged in violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"), failed to file annual reports and other information as required by the rules and regulations of the SEC in violation of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-11 and 13a-13, and failed to maintain proper books and records in violation of Section 13(b)(2) of the Exchange Act or falsified or caused to be falsified books and records of the Companies in violation of Section 13(b)(2)(a), Rule 13b 2-1, and Rule 13b 2-2 of the Exchange Act. On September 10, 1996, the SEC informed IMTECH and INSCI that the staff inquiry related to those matters had been terminated and no action had been recommended at that time.

      In November 1995, the Company entered into a three year service agreement with Corporate Relations Group, Inc. ("CRG"), whereby CRG was to provide IMTECH with promotional and brokerage communication services. As consideration for their services, IMTECH was to pay CRG the sum of $300,000 or 171,000 shares of the Company's free trading Class A common stock plus 500,000 options to purchase 500,000 shares of Class A common stock at exercise prices ranging from $1.75 to $3.06 per share for a period of five years. The Company elected to pay CRG by issuing 171,000 shares of Class A common stock. Initially, the Company delivered to CRG 92,250 shares of the freely traded Class A common stock which IMTECH borrowed from a number of shareholders. The Company agreed to repay the shareholders by making interest payments at a rate of 10% per annum in addition to returning the borrowed shares plus one additional share of Class A common stock for each ten shares of borrowed stock (an aggregate of 9,250 additional shares). The Company further agreed to grant cost free registration rights to each lender for the additional shares as a result of the loan transaction. The balance of the 78,750 shares were not remitted to CRG. CRG asserted a claim for the balance of the shares. The Company has disputed the claim based upon the position that CRG did not perform under the provisions of the service contract. The Company is currently in the process of instituting legal action, in the state of Florida based upon the jurisdiction which was decided in the agreement, to recover the stock and seek punitive damages from CRG.

--------------------------------------------------------------------------------
ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

      Not applicable.

                                                                     I/M/T/E/C/H
================================================================================

                                     PART II

--------------------------------------------------------------------------------
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

      The Company's Class A common stock is traded in the over-the-counter market and included in the National Association of Securities Dealers Automated Quotation ("NASDAQ") system. Also traded in the over-the-counter market and quoted on NASDAQ are the Company's Redeemable Class A Warrants. The symbols in the NASDAQ system for the Class A common stock and Class A Warrants are "IMTKA" and "IMTKW", respectively. The following table sets forth the range of the high and low closing bid prices for the Company's Class A common stock and Class A Warrants for the three most recently completed years ended March 31, 1997, 1996 and 1995, as reported in the NASDAQ stock market reports. The prices listed in the following table represent prices between dealers, and do not include provisions for retail markups, markdowns or commissions. Consequently, they may not represent actual transactions.

                                             ----------------   ----------------
                                                  Class A           Class A
                                                  Common            Warrants
                                                  Stock
                                             ----------------   ----------------
                                               High     Low       High      Low
     --------------------------------------- --------  ------   --------  ------
     Year ended March 31, 1997
         First quarter                       215/16    13/8      1/2      9/32
         Second quarter                      27/8      17/16     9/16     3/16
         Third quarter                       113/16    3/4       17/64    1/8
         Fourth quarter                      121/32    3/4       5/16     1/8

     --------------------------------------- --------  ------   --------  ------
     Year ended March 31, 1996 **
         First quarter                       31/16     13/4      5/16     3/16
         Second quarter                      39/16     23/16     15/32    3/16
         Third quarter                       31/8      2         11/16    3/8
         Fourth quarter                      27/8      2         7/16     3/16

     --------------------------------------- --------  ------    -------  ------
     Year ended March 31, 1995
         First quarter                       13/4      113/16    11/16    15/32
         Second quarter                      113/16    23/32     13/32    3/16
         Third quarter                       5/8       3/16      5/32     3/16
         Fourth quarter                      5/8       7/32      5/16     3/16

At June 27, 1997, there were approximately 1,409 holders of record of the Company's Class A common stock, not including individuals with beneficial ownership interest.

** The stock prices have been adjusted to give effect to the four-for-one reverse stock split which occurred in May 1995.

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

      The selected financial data set forth below has been derived from the Company's audited financial statements. It should be read in conjunction with, and is qualified by reference to, the financial statements and accompanying notes included elsewhere in this report. The selected financial data for the fiscal years ended March 31, 1994 and 1993 include the consolidated results of the Company's former majority-owned subsidiary, INSCI Corp.

-----------------------------------------------------------------------------------------------------
                                       For the Years Ended March 31,
-----------------------------------------------------------------------------------------------------
                                              1997        1996        1995        1994        1993
                                            ---------  ---------    --------    --------    ---------
                                             (,000)      (,000)      (,000)      (,000)       (,000)
Income Statement:
Revenues                                   $  10,715   $  11,806    $  14,048   $  27,507  $  23,103

Operating loss                               (1,262)     (1,808)      (1,220)     (2,723)    (2,017)

Income (loss)  from continuing
    operations                                   189     (5,188)      (3,891)     (3,813)    (2,964)

Loss from discontinued operations              -           (391)      (1,773)        -         -

Net income (loss)                                189     (5,579)      (5,664)     (3,813)    (2,964)

Net income (loss) per share from
    continuing operations                        .04      (1.65)       (1.41)      (1.91)      (.36)

Net income (loss) per share from
    discontinued operations                    -           (.12)        (.64)        -         -
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
                                              As of March 31,
-----------------------------------------------------------------------------------------------------
                                             1997         1996        1995        1994       1993
                                           ---------   ---------    --------    --------   ----------
                                             (,000)      (,000)       (,000)      (,000)     (,000)
Balance Sheet:
Total assets                               $   8,430   $   7,767    $  9,593    $ 12,868   $   10,979

Long-term obligations                          1,496       3,524       4,497       5,512        5,816

Redeemable preferred stock                     -           -            -           -           2,481

Stockholders' equity (deficiency)  [1]         3,664       (858)       1,169         441      (2,544)
-----------------------------------------------------------------------------------------------------

[1]   The Company has not paid dividends since its inception.

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        POSITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF RESULTS OF OPERATIONS

      The following schedule sets forth the percentage relationship of significant items of the Company's results of operations to revenues:

    ------------------------------------------------------------------------------------------
                                                             For the Years Ended March 31,
                                                       ---------------------------------------
                                                            1997          1996           1995
    ------------------------------------------------------------------------------------------

    Revenues                                                 100 %       100 %        100 %
    ---------------------------------------------------

    Cost of sales                                             79          77           76
    ------------------------------------------------------------------------------------------

    Gross profit                                              21          23           24
    ---------------------------------------------------

    Operating expenses:
          Selling, general and administrative                 28          34           28
    ---------------------------------------------------

          Termination of facility contract                     -           1            -
    ---------------------------------------------------

          Lease agreement buyout                               -           3            -
    ---------------------------------------------------

          Write-down of property and equipment                 -           -            5
    ---------------------------------------------------

          Other costs                                          5           -            -
    ------------------------------------------------------------------------------------------

    Loss from operations                                    (12)        (15)          (9)
    ---------------------------------------------------

    Other (income) expenses:
          Interest expense, net                                4           5            3
    ---------------------------------------------------

          (Gain) loss from sale of INSCI stock              (19)           1            -
    ---------------------------------------------------

          Interest on beneficial conversion of 12%
              secured notes                                    1           8            -
    ---------------------------------------------------

          Equity in net loss of INSCI Corp.                    1          12           16
    ---------------------------------------------------

          Credit facility buyout                               -           3            -
    ------------------------------------------------------------------------------------------

    Income (loss) from continuing operations                   1        (44)         (28)
    ---------------------------------------------------

    Loss from discontinued operations                          -         (3)         (13)
    ------------------------------------------------------------------------------------------

    Net income (loss)                                          1 %      (47) %       (41) %
    ==========================================================================================

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        POSITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

FISCAL YEAR 1997 AS COMPARED TO FISCAL YEAR 1996

      During the fiscal year ended March 31, 1997, the Company reported revenues of approximately $10,715,000, a decrease of $1,091,000 from revenues of $11,806,000 reported during the fiscal year ended March 31, 1996.

      The decrease in revenues is primarily attributable to management's decision not to renew certain Facility Management contracts as they became due. Competitive pricing of the contracts reduced operating margins below management's expectations. At of March 31, 1997, there were five Facility Management contracts in effect as compared to seven in effect at March 31, 1996. Revenues from Facility Management contracts amounted to approximately $893,000 (or 8% of total revenues) for the fiscal year ended March 31, 1997; a decrease of approximately $2,319,000, or 72%, from revenues of Facility Management contracts of approximately $3,212,000 (27% of total 1996 revenues) generated for the fiscal year ended March 31, 1996. The Company executed a contract renewal with its largest Facility client for an additional one year period, and is in the process of pursuing other Facility Management arrangements with terms more favorable to the Company. The decrease in total revenues from 1996 to 1997 is also attributable in part to a decrease in the revenues generated by the Company's Litigation Duplication division, which decreased approximately $376,000, or 33%, to revenues of $775,000 (7% of total revenues), as compared to revenues of $1,151,000 (10% of total 1996 revenues) reported for the fiscal year ended March 31, 1996.

      Revenues from the Company's Regional Service Center ("RSC") operations increased $1,596,000, or 21%, to approximately $9,038,000 (84% of total revenues) for the fiscal year ended March 31, 1997; compared to revenues of $7,442,000 (63% of total 1996 revenues) reported for the fiscal year ended March 31, 1996. The Company deployed the majority of its financial and human resources towards expanding the Company's market share in its core research printing market, the main product of the RSC division.

      Cost of sales decreased by $569,000, or 6%, to approximately $8,489,000, (or 79% of total revenues) for the fiscal year ended March 31, 1997, as compared to cost of sales of approximately $9,058,000 (or 77% of total revenues) reported for the fiscal year ended March 31, 1996. The decrease is attributable to a reduction in personnel costs, equipment leases and various other production expenses.

      Selling, general and administrative costs ("SG&A") for the year ended March 31, 1997 amounted to approximately $2,938,000 (or 28% of total revenues), a decrease of approximately $1,167,000, or 28%, from SG&A of $4,105,000 (34% of total 1996 revenues) reported during fiscal year ended March 31, 1996. The cost reductions are primarily attributable to a decrease in overhead, (specifically, personnel costs), and service charges related to the Company's terminated revolving credit facility, as well as decreases in consulting fees and other professional costs.

      During the fiscal year ended March 31, 1997, the Company recorded a charge of $550,000 to account for costs incurred in connection with management's plan to restructure its work force and redeploy various operating assets which it believes will enable the Company to become more competitive and efficient.

      Interest expense for the year ended March 31, 1997 was approximately $392,000 (or 4% of total revenues), a decrease of approximately $168,000, or 30%, from interest expense of approximately $560,000 (which represented 5% of total 1996 revenues) reported for the year ended March 31, 1996. In accordance with the Securities and Exchange Commission's ("SEC") position, announced in March 1997, of accounting for the beneficial conversion feature of debt instruments, the Company recorded an additional interest charge of approximately $89,000. The statement of operations for the year ended March 31, 1996 has been adjusted to reflect the retroactive application of the SEC's position, and therefore, a charge of $900,000 of additional interest was included in operations for the year then ended.

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        POSITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

FISCAL YEAR 1997 AS COMPARED TO FISCAL YEAR 1996 (Continued)

The additional interest charge represents the amortization of the conversion feature which is calculated as the difference between the conversion price and the fair value of the common stock into which the debt instruments are convertible.

      During the fiscal year ended March 31, 1997, the Company realized a net gain of approximately $2,089,000 from the sale of INSCI Corp. stock, its former majority-owned subsidiary as compared to a loss of $73,500 reported in 1996. As of March 31, 1997, the Company held a 16% ownership interest in INSCI Corp.

FISCAL YEAR 1996 AS COMPARED TO FISCAL YEAR 1995

      During the fiscal year ended March 31, 1996, the Company reported revenues of approximately $11,806,000, a decrease of approximately $2,242,000, or 16%, from revenues of $14,048,000 generated during fiscal year ended March 31, 1995.

      The decrease in total revenues was primarily attributable to a reduction of revenues from the Company's RSC operations of approximately $1,892,000 (a 20% decrease), to revenues of $7,443,000 in fiscal year ended March 31, 1996, as compared to revenues of $9,335,000 reported for the fiscal year ended March 31, 1995. During the fiscal year ended March 31, 1995, the Company lost its largest client (Kidder Peabody & Co., Inc.) as a result of a merger. The decrease in revenues from the RSC operations was a direct result of losing the client. The Company did however replace 75% of the revenues lost during the fiscal year ended March 31, 1996. Also attributable to the decline in total revenues from 1995 to 1996, was the decrease in revenues from the Company's Facility Management operations, of approximately $854,000, or 21%, to revenues of $3,212,000 for the fiscal year ended March 31, 1996, as compared to revenues of $4,066,000 reported during fiscal year ended March 31, 1995. At March 31, 1996, there were seven Facilities contracts in effect as compared to twelve in 1995. The Company elected not to renew certain contracts as they became due because of competitive pricing. In addition, the operating margins of the facility arrangements which expired did not meet management's expectations. During the fourth quarter of fiscal year ended March 31, 1996, the Company was not successful in renewing a Facility contract with American Express ("AMEX"), which accounted for approximately $1.8 million of revenue. Revenues generated from the Company's Litigation Duplication operations increased by approximately $504,000, or 78%, to $1,151,000 in fiscal year ended March 31, 1996, as compared to revenues of $647,000 reported for the year ended March 31, 1995.

      Cost of sales for the Company during the fiscal year ended March 31, 1996 was approximately $9,058,000 (77% of total revenues), a decrease of $1,584,000 from cost of sales of $10,642,000 (76% of total 1995 revenues) reported in fiscal year ended March 31, 1995. The decrease was a result of reductions in direct material costs of approximately $97,000, production salaries of $626,000 and equipment maintenance costs of $225,000, reflective of the decline in volume that resulted from the loss in business.

      Selling, general and administrative costs ("SG&A") for the year ended March 31, 1996 were approximately $4,105,000 (or 35% of total 1996 revenues), an increase of approximately $229,000, or 6%, from SG&A of $3,876,000, or 28%, reported during the fiscal year ended March 31, 1995. Although there was a reduction in administrative personnel, any savings realized in SG&A for the fiscal year ended March 31, 1996 were offset by costs incurred by the Company to improve the technology employed to service clients more efficiently. Included in SG&A for the fiscal year ended March 31, 1995 was a charge of $50,000 which related to the settlement of litigation with Marine Midland.

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        POSITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

FISCAL YEAR 1996 AS COMPARED TO FISCAL YEAR 1995 (Continued)

      During the fiscal year ended March 31, 1996, the Company incurred interest expense of approximately $560,000, as compared to $484,000 reported for 1995. The increase was due largely to additional borrowings by the Company under its revolving credit facility during the year ended March 31, 1996. In addition, the increase was due in part to interest charges paid to vendors from trade payable financing. The statement of operations for the year ended March 31, 1996 was adjusted to reflect the retroactive application of the SEC's position regarding the accounting for the beneficial conversion feature related to convertible debt, and therefore, a charge of $900,000 of additional interest was included in operations for the year then ended.

      Other income and/or charges reported during the fiscal years ended March 31, 1996 and 1995 are summarized as follows:

o During fiscal year 1996, the Company negotiated with its landlord to return approximately 20,000 square feet of previously occupied space. In that connection, the Company recorded a charge of approximately $377,000 which represented a buyout fee against the lease agreement for the space returned.

o During fiscal year 1996, the Company sold 350,000 shares of restricted INSCI Corp. (its former majority-owned subsidiary) common stock and received net proceeds of $262,500. The transaction resulted in a loss charged to continuing operations of $73,500.

o During March 1996, the Company terminated its credit facility arrangement with BNY Financial, and as a result incurred a charge of approximately $395,000 as an early termination fee.

o During fiscal year 1996, the Company recorded a charge of approximately $391,000 (3% of total 1996 revenues) to reflect the write-off of the assets and liabilities which remained from a discontinued segment that was disbanded in the fiscal year ended March 31, 1995.

o In January 1996, the Company's ownership in INSCI Corp. was reduced to 38%, as compared to the majority ownership IMTECH maintained in fiscal 1995. As a result, the investment in INSCI Corp. was accounted for under the equity method for the fiscal year ended March 31, 1996. Since the Company included INSCI's results on a consolidated basis in 1995, management restated the presentation of the financial statements for the fiscal year ended March 31, 1995 to conform to the 1996 presentation. In that respect, the Company recorded equity in the net loss in INSCI Corp. of approximately $1,452,000 and $2,187,000 for the years ended March 31, 1996 and 1995, respectively.

o During the fiscal year ended March 31, 1995, the Company recorded a charge of $750,000 to write down property and equipment. A review of the records underlying the Company's property and equipment caused management to conclude that certain assets listed in the records were not owned by the Company.

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        POSITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The schedule below sets forth the Company's cash flow activities for the fiscal years ended March 31, 1997, 1996 and 1995:

       -----------------------------------------------------------------------------------
                                                    For the Years Ended March 31,
                                         -------------------------------------------------
                                               1997             1996            1995
       -----------------------------------------------------------------------------------

       Operating activities               $ (1,510,000)    $    (926,000)   $  (1,364,000)

       Investing activities                   1,440,000         1,275,000        2,198,000

       Financing activities                   (713,000)         1,663,000        (875,000)
       -----------------------------------------------------------------------------------

       Increase (decrease) in cash
           and cash equivalents           $   (783,000)    $    2,012,000   $     (41,000)
       ===================================================================================

      During the fiscal year ended March 31, 1997, the net cash used in operating activities amounted to approximately $1,510,000. The net outlay was primarily attributable to a decrease in revenues of $1,100,000, as well as a reduction in accrued liabilities of approximately $783,000 which were paid off during the year ended March 31, 1997. These net cash uses were offset in part by a decrease in accounts receivable of approximately $75,000.

      Net cash provided by investing activities amounted to approximately $1,440,000. The net inflow of cash from investing activities consists of net proceeds of approximately $2,258,000 from the sale of INSCI Corp. stock, offset by cash expended for the purchase of capital assets of approximately $568,000 and a loan made to Blitz in the amount of $250,000.

      Net cash used in financing activities amounted to approximately $713,000, and consists of the following components:

      1)    A $640,000 pay down of the Company's credit facility with BNY
            Financial;
      2)    Repayments of capital lease obligations of $345,000; and
      3)    Repayments of long-term debt of $627,000.

These repayments were offset in part by proceeds the Company received from the issuance of 12% convertible secured promissory notes in the amount of $900,000 offered as part of a private placement which was completed in February 1997.

      At of March 31, 1997, the Company had working capital of approximately $217,000.

      In December 1996, the Company's Board of Directors appointed Mr. Matti Kon as the Company's Chief Executive Officer. Together with the Company's management team, Mr. Kon has been instrumental in the Company's efforts to restructure its work force, redeploy capital assets and strengthen IMTECH's overall infrastructure.

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        POSITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (Continued)

      A large part of management's strategic plan for restructure focuses on the use of cutting edge technology to streamline the flow of communications between the Company and its clients. The enhanced technology will also increase the Company's production capabilities. During the fourth quarter of the fiscal year ended March 31, 1997, the Company designed and implemented a Work Order Tracking System ("WOTS"). The WOTS allows the Company to track a print job through the production cycle, utilizing advanced bar coding and scanning systems. A key advance that the WOTS will provide is the ability to allow clients to check their job status through access on the Company's website (email: imtech@imtka.com). Also available on the website is the ability to receive quotes for future projects; receive publicly released historical corporate financial information of the Company; and the ability to leave messages via an e-mail server.

      To create an awareness to the members of the financial research printing community, the Company initiated an extensive marketing campaign to inform the industry about the technologically advanced printing capabilities and services IMTECH has to offer to clients. The marketing campaign includes the distribution of an IMTECH monthly newsletter, in addition to various other promotional material. The Company has realized an increase in prospective client activity from these initiatives.

      During the fourth quarter of the fiscal year ended March 31, 1997 and the first quarter of fiscal year ended 1998, the Company invested approximately $1,200,000 on the purchase of state-of-the-art production equipment. As part of that investment, the Company acquired a Heidelberg Digital DI 4 color printing press. IMTECH is the only research printer to date located in the New York metropolitan area to make such an investment. As a result of the capital investment, the Company has expanded its production capabilities to be able to offer computer to plate, direct to file processing and full digital printing services. Management believes by investing in cutting edge printing technology the Company will expand its geographic market and revenue streams.

      During the fiscal year ended March 31, 1997, the Company paid down or converted approximately $2,800,000 in long-term debt obligations. IMTECH is not subject to any lending restrictions or covenants, and as a result, the assets of the Company are completely unencumbered, except for the 500,000 shares of INSCI common stock that is pledged as collateral for the 12% convertible secured promissory notes. The Company has the ability and resources to raise additional capital through financing of its receivables or by further divesting its 16% ownership interest in INSCI Corp.

      Management believes that the investments made to date in the infrastructure of the Company will enable it to remain competitive in the short run, but realizes that further investments in production equipment and expansion capital for potential mergers and/or acquisitions, will be necessary for it to remain competitive and achieve its growth targets during the fiscal years to come.

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        POSITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS

      During the fiscal year ended March 31, 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The pronouncement requires entities to recognize as compensation expense over the vesting period the fair value of stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma income (loss) per share disclosures for employee stock option grants made from 1995 forward as if the fair-valued-based method defined in SFAS No. 123 had been applied. The Company has elected to adopt the disclosure-only provisions of SFAS No. 123 and will continue to apply APB No. 25 to account for stock options.

      In an Emerging Issues Task Force ("EITF") meeting sponsored by the Financial Accounting Standards Board held on March 13, 1997, the Securities and Exchange Commission ("SEC") announced their position on the accounting for the issuance of convertible debt securities with a nondetachable conversion feature that is "in-the-money" at the date of issue. Those securities are typically convertible into common stock at the lower of a conversion rate fixed at the date of issue or a fixed discount to the common stock's market price at the date of conversion, creating a "beneficial conversion feature". The SEC believes that the beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The amount is calculated at the date of issue as the difference between the conversion price and the fair value of the common stock into which the security in convertible. The discount resulting from the allocation of the proceeds, in effect, increases the interest rate of the security and should therefore be amortized as a charge to interest expense over the period from the date the security is issued to the date it first becomes convertible. The Company calculated the beneficial conversion feature of the 12% convertible secured promissory notes issued in February 1997 and recognized a portion of it as interest expense for the year ended March 31, 1997.

INFLATION

      The Company has not experienced significant increases in the prices of materials or in the payment of operating expenses as a result of inflation. Although inflation has not been a significant factor to date, there can be no assurances that it will not be in the future.

--------------------------------------------------------------------------------
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

      The information required by this Item is incorporated by reference to the Table of Contents to the Financial Statements and Schedules which appears on page 19 hereof.

--------------------------------------------------------------------------------
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------------------------

      None.

                                                                     I/M/T/E/C/H
================================================================================

                                    PART III

--------------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

      The information required by this Item will be included in the Company's proxy statement with respect to its 1997 annual meeting of stockholders to be filed with the Commission within 120 days following March 31, 1997 under the captions "Election of Directors," and "Directors and Executive Officers of the Registrant" and is incorporated herein by this reference as if set forth in full herein.

--------------------------------------------------------------------------------
ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

      The information required by this Item will be included in the Company's proxy statement with respect to its 1997 annual meeting of stockholders to be filed with the Commission within 120 days following March 31, 1997 under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values" and "Directors Compensation" and is incorporated herein by this reference as if set forth in full herein.

--------------------------------------------------------------------------------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT
--------------------------------------------------------------------------------

      The information required by this Item will be included in the Company's proxy statement with respect to its 1997 annual meeting of stockholders to be filed with the Commission within 120 days following March 31, 1997 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference as if set forth in full herein.

--------------------------------------------------------------------------------
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

      The information required by this Item will be included in the Company's proxy statement with respect to its 1997 annual meeting of stockholders to be filed with the Commission within 120 days following March 31, 1997 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference as if set forth in full herein.

                                                                     I/M/T/E/C/H
================================================================================

                                     PART IV

--------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K
--------------------------------------------------------------------------------

[a](1)   Financial Statements
         Incorporated by reference to the Table of Contents to Financial Statements and Schedules on page 19 of this report Form 10-K.

[a](2)   Financial Statement Schedules
         Incorporated by reference to the Table of Contents to Financial Statements and Schedules on page 19 of this report Form 10-K.

[a](3)   Exhibits
         Incorporated by reference to the Index of Exhibits appearing at the end of this report on Form 10-K.

[b]      Reports on Form 8-K
         During the period between April 1, 1996 and June 27, 1997, the Company filed with the Commission reports on Form 8-K as follows:

         1) A report on Form 8-K, dated April 11, 1996, reporting the early termination of the Company's revolving credit facility with BNY Financial was filed with the Commission.

         2) A report on Form 8-K, dated April 25, 1996, was filed with the commission announcing the appointment of new officers.

         3) A report on Form 8-K, dated May 15, 1996, reporting the conversion by Infinity Investors of a portion of the Company's 6% convertible debentures was filed with the Commission.

         4) A report on Form 8-K/A was filed with the Commission by the Company on July 25, 1996 updating the original conversion of the Company's 6% convertible debentures by Infinity Investors.

         5) A report on Form 8-K , dated September 16, 1996, was filed with the Commission reporting the sale of 600,000 shares of INSCI Corp. stock.

         6) A report on Form 8-K, dated October 3, 1996, was filed with the Commission reporting the extension and repricing of the Company's Class A Warrants.

         7) A report on Form 8-K, dated November 22, 1996, was filed with the Commission reporting the resignation of Mr. Christopher D. Holbrook as an Officer and Director of the Company.

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K (Continued)
--------------------------------------------------------------------------------

[b]      Reports on Form 8-K (Continued)

         8) A report on Form 8-K, dated December 5, 1996, was filed with the Commission reporting the appointment of Mr. Matti Kon as Chief Executive Officer and Board member.

         9) A report on Form 8-K, dated March 20, 1997, was filed with the Commission announcing the issue of $900,000 of convertible secured promissory notes in connection with a February 1997 private placement.

         10) A report on Form 8-K, dated April 21, 1997, was filed with the Commission announcing the resignation of Mr. Robert Oxenberg as a director of the Company, and the appointment of Mr. Matti Kon, CEO and Director, as Chairman of the Board.

         11) A report on Form 8-K, dated April 22, 1997, was filed with the Commission announcing the extension of the expiration dates and exercise price of the issued and outstanding Class A and Class B Warrants of the Company.

         12) A report on Form 8-K, dated June 9, 1997, was filed with the commission announcing the resignation of Mr. Bruce Arnstein as Director of the Company.

                                                                     I/M/T/E/C/H
================================================================================

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INFORMATION MANAGEMENT TECHNOLOGIES
                                        CORPORATION


                                      By: /S/ JOSEPH A. GITTO JR.
                                          --------------------------------------
                                          Joseph A. Gitto Jr.,
                                          President and  Chief Financial Officer

Dated June 27, 1997

                                POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matti Kon, as his attorney-in-fact, with the power of substitution, for him in any attached and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

--------------------------------- ---------------------------- -----------------
          Signature                        Title                      Date
--------------------------------- ---------------------------- -----------------


/S/ MATTI KON                     Chairman, Chief Executive      June 27, 1997
--------------------------------- Officer, Director
Matti Kon


/S/ JOSEPH A. GITTO, JR.          President, Chief Financial     June 27, 1997
--------------------------------- Officer, Director
Joseph A. Gitto, Jr.


                                  Chairman, Chief Executive      June 27, 1997
--------------------------------- Officer, Director
Robert H. Oxenberg **


                                  President, Chief Operating     June 27, 1997
--------------------------------- Officer, Director
Christopher D. Holbrook **


                                  Director                       June 27, 1997
---------------------------------
Bruce Arnstein **

** These gentlemen have resigned their positions with the Company. None of them have any disagreements with the Company in regards to matters affecting the Company's operations, policies and practices and/or financial statements.

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
             TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES
--------------------------------------------------------------------------------

                                                                            PAGE
                                                                            ----
FINANCIAL STATEMENTS:
           Report of Independent Accountants                                F-1

           Balance Sheets as of March 31, 1997 and 1996                     F-2

           Statements of Operations for the Years Ended
                 March 31, 1997, 1996 and 1995                              F-4

           Statements of Stockholders' Equity (Deficiency)
                 for the Years Ended March 31, 1997, 1996 and 1995          F-5

           Statements of Cash Flows for the Years Ended
                 March 31, 1997, 1996 and 1995                              F-8

           Notes to Financial Statements                                   F-11

FINANCIAL STATEMENT SCHEDULES:
           Schedule II - Valuation and Qualifying Accounts                 F-26

      Schedules not listed in the above table of contents have been omitted because they do not apply or are not required or the information required to be set forth therein is included in the financial statements and accompanying notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
Information Management Technologies
  Corporation

      We have audited the accompanying balance sheets of Information Management Technologies Corporation as of March 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Management Technologies Corporation as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

      As described in Note B(12) to the financial statements, the Company changed its method of accounting for the beneficial conversion feature of convertible debentures in 1996 to comply with the Securities and Exchange Commission staff's position of retroactive application of this accounting practice.

      Our previous report on the 1996 financial statement, dated June 19, 1996, included an explanatory paragraph that described the uncertain outcome of an investigation by the Securities and Exchange Commission. As explained in Note N to the financial statements, that investigation has been terminated on September 10, 1996.

      We have also audited Schedule II for the years ended March 31, 1997, 1996 and 1995. In our opinion, this schedule presents fairly the information required to be set forth therein.


                                          /s/ Mahoney Cohen & Company, CPA, P.C.
                                          MAHONEY COHEN & COMPANY, CPA, P.C.

New York, New York
June 12, 1997

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation

                                 BALANCE SHEETS

                                     ASSETS

                                                                March 31,
                                                          ----------------------
                                                             1997        1996
                                                          ----------  ----------
CURRENT ASSETS
  Cash and cash equivalents  (Notes  B-2 and B-7)         $1,228,819  $2,011,560
  Accounts receivable, net of allowance for doubtful
     accounts of $36,800 at March 31, 1997 and
     $104,500 at March 31, 1996  (Notes B-7 and L)         1,331,428   1,406,731
  Inventory  (Note B-3)                                      281,729     303,133
  Note receivable - related party  (Note F)                   54,886        --
  Prepaid expenses and other current assets  (Note M)        590,224     972,214
                                                          ----------  ----------
            Total current assets                           3,487,086   4,693,638

PROPERTY AND EQUIPMENT - AT COST
  (Notes B-4 and G)
  Production equipment                                     2,548,699   5,102,268
  Software                                                   242,932     295,128
  Furniture and fixtures                                     459,696     399,899
  Leasehold improvements                                     609,888     461,089
  Computer equipment                                         806,066   1,101,323
                                                          ----------  ----------
                                                           4,667,281   7,359,707
  Less:  Accumulated depreciation and amortization         2,065,833   5,013,249
                                                          ----------  ----------
             Net property and equipment                    2,601,448   2,346,458
                                                          ----------  ----------

OTHER ASSETS
  Note receivable - related party  (Note F)                  195,114        --
  Deposits and other assets  (Note B-5)                      364,405     347,636
  Investment in INSCI Corp.  (Note C)                      1,782,108     379,057
                                                          ----------  ----------
             Total other assets                            2,341,627     726,693
                                                          ----------  ----------

TOTAL ASSETS                                              $8,430,161  $7,766,789
                                                          ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation

                           BALANCE SHEETS (Concluded)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                   March 31,
                                                           ---------------------------
                                                                1997          1996
                                                           ------------   ------------
CURRENT LIABILITIES
  Bank credit facility  (Note E-2)                         $       --     $    640,056
  Current debt  (Note D)                                        380,000        431,975
  Current maturities of long-term debt  (Note E)                288,329        497,328
  Current maturities of long-term capital lease
     obligations (Note G)                                       280,878        333,728
  Accounts payable                                            1,479,166      1,455,015
  Accrued salaries                                              157,820        156,007
  Deferred revenue                                                 --          129,090
  Other accrued liabilities                                     684,221      1,457,798
                                                           ------------   ------------
            Total current liabilities                         3,270,414      5,100,997

LONG-TERM DEBT, less current maturities
  (Note E)                                                      900,000      2,793,329

DEFERRED RENT (Note H)                                          382,677        368,494

CAPITAL LEASE OBLIGATIONS, less current maturities              213,002        362,279
    (Note G)
                                                           ------------   ------------
            Total long-term liabilities                       1,495,679      3,524,102
                                                           ------------   ------------

COMMITMENTS AND CONTINGENCIES
  (Notes D through K and M)

STOCKHOLDERS' EQUITY (DEFICIENCY)
  (Notes E, J and K)
  12% Preferred Stock - authorized 3,000,000 shares at
     $1.00 par value; 2,534,100 and 2,026,580 shares
     issued and outstanding at March 31, 1997 and
     and 1996, respectively                                   2,534,100      2,026,580
  Class A common stock - authorized 100,000,000 shares
     at $.04 par value; 5,579,552 and 3,535,078 shares
     issued and outstanding at March 31, 1997 and
     1996, respectively                                         223,182        141,403
  Additional paid-in capital                                 31,528,477     29,558,530
  Unrealized gain from investment in securities available
     for sale  (Note C)                                       1,774,515           --
  Accumulated deficit                                       (32,396,206)   (32,584,823)
                                                           ------------   ------------
            Total stockholders' equity (deficiency)           3,664,068       (858,310)
                                                           ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)                                      $  8,430,161   $  7,766,789
                                                           ============   ============

   The accompanying notes are an integral part of these financial statements.

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation

                            STATEMENTS OF OPERATIONS

                                                                For the Years Ended March 31,
                                                            ----------------------------------------
                                                               1997          1996           1995
                                                            -----------   -----------   ------------

Revenues  (Note L)                                          $10,714,711   $11,805,891   $ 14,047,883

Cost of sales                                                 8,488,716     9,057,533     10,641,843
                                                            -----------   -----------   ------------

Gross profit                                                 2,225,995     2,748,358      3,406,040

Operating expenses:
  Selling, general and administrative                         2,937,712     4,104,526      3,875,693
  Termination of facility contract                                 --          75,000           --
  Lease agreement buyout (Note H)                                  --         376,826           --
  Write-down of property and equipment                             --            --          750,000
  Other costs (Note O)                                          550,000          --             --
                                                            -----------   -----------   ------------
           Total operating expenses                          3,487,712     4,556,352      4,625,693
                                                            -----------   -----------   ------------

Loss from operations                                         (1,261,717)   (1,807,994)    (1,219,653)

Other (income) expenses:
  Interest expense, net                                         391,767       559,710        484,320
  (Gain) loss from sale of stock in INSCI Corp. (Note C)     (2,089,020)       73,500           --
  Interest - beneficial conversion - convertible debt
      (Notes B-12 and E-6)                                       88,889       900,000           --
  Equity in net loss of INSCI Corp.                             158,030     1,452,000      2,187,411
  Credit facility buyout                                           --         394,614           --
                                                            -----------   -----------   ------------
           Net other (income) expenses                       (1,450,334)    3,379,824      2,671,731
                                                            -----------   -----------   ------------

Income (loss) from continuing operations                        188,617    (5,187,818)    (3,891,384)

Loss from discontinued operations  (Note N)                       --         (390,696)    (1,772,722)
                                                            -----------   -----------   ------------

Net income (loss)                                           $   188,617   $(5,578,514)  $ (5,664,106)
                                                            ===========   ===========   ============
Income (loss) per share from continuing operations
  (Note B-6)                                                $      0.04   $     (1.65)  $      (1.41)

Loss per share from discontinued operations  (Note B-6)           --           (0.12)         (0.64)
                                                            -----------   -----------   ------------
Net income (loss) per share  (Note B-6)                     $      0.04   $     (1.77)  $      (2.05)
                                                            ===========   ===========   ============
Weighted average number of shares outstanding                5,129,143     3,139,758      2,762,072
                                                            ===========   ===========   ============

   The accompanying notes are an integral part of these financial statements.

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                For the Years Ended March 31, 1997, 1996 and 1995

                                                                                                                            Total
                                                  Class A Common Stock  Preferred Stock    Additional                 Stockholders'
                                                  -------------------- ------------------    Paid-in     Accumulated       Equity
                                                   Shares     Amount     Shares    Amount    Capital       Deficit      (Deficiency)
                                                  --------   --------  ---------  -------  -----------  -------------   ------------

Balance at April 1, 1994                          2,762,077  $108,557       --     $  --   $21,674,671   $(21,342,203)  $  441,025

  Initial public offering of INSCI
    common stock                                       --        --         --        --     6,240,224           --      6,240,224
  Conversion of INSCI warrants to IMTECH stock       16,055     2,568       --        --        (2,568)          --           --
  Value assigned to options granted in
     connection with bridge financing                  --        --         --        --       155,000           --        155,000
  Costs associated with various registrations
     and private placements                            --        --         --        --        (2,647)          --         (2,647)
  Net loss                                             --        --         --        --          --       (5,664,106)  (5,664,106)
                                                  ---------  --------  ---------  --------  -----------  ------------   ----------

Balance at March 31, 1995 (carried forward)       2,778,132  $111,125       --     $  --    $28,064,680  $(27,006,309)  $1,169,496
                                                  ---------  --------  ---------  --------  -----------  ------------   ----------

   The accompanying notes are an integral part of these financial statements.

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)
                For the Years Ended March 31, 1997, 1996 and 1995

                                                                                                                          Total
                                              Class A Common Stock   Preferred Stock      Additional                  Stockholders'
                                            ---------------------- --------------------    Paid-in     Accumulated       Equity
                                              Shares     Amount     Shares     Amount      Capital       Deficit      (Deficiency)
                                            ----------  --------   ---------  ---------   -----------  ------------   ------------

Balance at March 31, 1995 (brought
  forward)                                   2,778,132  $111,125        --    $     --    $28,064,680  $(27,006,309)  $ 1,169,496

  Exercise of stock options                    125,000     5,000        --          --        113,360          --         118,360
  Transfer agent administration error          144,196     5,768        --          --           --            --           5,768
  Issuance of common stock under
    Regulation "S" - Fondo                     287,750    11,510        --          --        238,490          --         250,000
  Issuance of common stock under
    Regulation "S" - Oportunidad               200,000     8,000        --          --        242,000          --         250,000
  Issuance of preferred stock from
    debenture conversion                          --        --     2,026,580   2,026,580         --            --       2,026,580
  Amortization of beneficial conversion
    feature related to convertible debt           --        --          --          --        900,000          --         900,000
  Net loss                                        --        --          --          --           --      (5,578,514)   (5,578,514)
                                             ---------  --------   ---------  ----------  -----------  ------------   -----------

Balance at March 31, 1996 (carried forward)  3,535,078  $141,403   2,026,580  $2,026,580  $29,558,530  $(32,584,823)  $  (858,310)
                                             ---------  --------   ---------  ----------  -----------  ------------   -----------

   The accompanying notes are an integral part of these financial statements.

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Concluded)
                For the Years Ended March 31, 1997, 1996 and 1995

                                  Class A Common Stock    Preferred Stock                                                 Total
                                  --------------------  --------------------                Additional                 Stockholders'
                                                                               Unrealized    Paid-in    Accumulated      Equity
                                   Shares     Amount    Shares      Amount       Gain        Capital      Deficit      (Deficiency)
                                  --------   --------  --------   ----------    -------     --------      --------     ------------

Balance at March 31, 1996
  (brought forward)               3,535,078  $141,403  2,026,580  $2,026,580  $     --    $ 29,558,530   $(32,584,823)  $  (858,310)

  Issuance of common stock
    for services                     60,000     2,400       --          --          --          48,000           --          50,400
  Issuance of common stock
    from debenture conversion -
    Infinity Investors            1,883,643    73,346       --          --          --       2,026,654           --       2,100,000
  Issuance of preferred stock
     from debenture conversion         --        --      507,520     507,520        --            --             --         507,520
  Transfer agent administration
    error                           100,831     6,033       --          --          --          (6,033)          --            --
  Costs associated with various
    registrations  and private
    placements                         --        --         --          --          --        (187,563)          --        (187,563)
  Unrealized gain from investment
     in securities available for
     sale                              --        --         --          --     1,774,515          --             --       1,774,515
  Amortization of beneficial
     conversion feature related
     to convertible debt               --        --         --          --          --          88,889           --          88,889
  Net income                           --        --         --          --          --            --          188,617       188,617
                                  ---------  --------  ---------  ----------  ----------  ------------   ------------   -----------
Balance at March 31, 1997         5,579,552  $223,182  2,534,100  $2,534,100  $1,774,515  $ 31,528,477   $(32,396,206)  $ 3,664,068
                                  =========  ========  =========  ==========  ==========  ============   ============   ===========

   The accompanying notes are an integral part of these financial statements.

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation

                            STATEMENTS OF CASH FLOWS

                                                                  For the Years Ended March 31,
                                                           ----------------------------------------
                                                                1997         1996          1995
                                                           -----------   ------------  ------------
Cash flows from operating activities
  Net income (loss)                                        $   188,617   $(5,578,514)  $(5,664,106)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Write-down of property and equipment                          --            --         750,000
    Depreciation and amortization                              456,579       458,741       558,975
    Amortization of loan and consulting fees                   183,628        69,000        65,675
    Amortization of goodwill                                      --            --           4,873
    Amortization of beneficial conversion feature related
      to convertible debt                                       88,889       900,000          --
    Interest paid on issuance of preferred stock               232,520       130,580          --
    Accretion of interest on current debt                         --            --          32,292
    (Gain) loss on sale on INSCI Corp. stock                (2,089,020)       73,500          --
    Equity in net loss of INSCI Corp.                          158,030     1,452,000     2,187,411
    Write-off of net assets of discontinued operations            --         185,331          --
    Provision for doubtful accounts                               --          48,115       209,169
    Deferred rent                                               14,183      (200,954)      302,653
    Changes in assets and liabilities:
      Accounts receivable                                       75,303     1,177,813       400,377
      Inventory                                                 21,405        75,390        14,197
      Prepaid expenses and other current assets                 63,562      (300,873)      147,506
      Deposits and other assets                                (16,769)      231,143      (107,872)
      Accounts payable                                          24,151       692,673      (161,897)
      Accrued salaries                                           1,813       (58,993)       84,093
      Deferred revenue                                        (129,090)     (424,933)      168,103
      Customer deposits                                           --            --            (210)
      Other accrued liabilities                               (783,535)      143,747      (355,443)
                                                           -----------   -----------   -----------

            Net cash used in operating activities           (1,509,734)     (926,234)   (1,364,204)
                                                           -----------   -----------   -----------

Cash flows from investing activities
    Capital expenditures                                      (568,390)      (56,456)     (214,348)
    Proceeds from the sale of stock in INSCI Corp.           2,258,072       331,129          --
    Loan to related party                                     (250,000)         --            --
    Advances to INSCI Corp.                                       --            --         (38,095)
    Repayments by INSCI Corp.                                     --       1,000,000     2,450,585
                                                           -----------   -----------   -----------

             Net cash provided by investing
                 activities                                  1,439,682     1,274,673     2,198,142
                                                           -----------   -----------   -----------

Totals carried forward                                     $   (70,052)  $   348,439   $   833,938
                                                           -----------   -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                              For the Years Ended March 31,
                                                         -------------------------------------
                                                              1997        1996         1995
                                                         ------------  -----------  ----------

Totals brought forward                                   $   (70,052)  $   348,439   $ 833,938

Cash flows from financing activities
  Net repayments under bank credit facility                 (640,056)     (479,442)   (415,441)
  Financing from bank overdraft                                 --        (268,881)    268,881
  Proceeds from bank issuance of short-term debt
    and options                                                 --         176,852     250,000
  Proceeds from issuance of long-term debt                   900,000     2,340,185        --
  Repayments of long-term debt                              (627,328)         --       (79,617)
  Payments of capital lease obligations                     (345,305)     (529,721)   (499,236)
  Repayment of BNY warrant                                      --        (200,000)       --
  Payment of stockholder loan                                   --            --      (185,900)
  Proceeds from equity placements and the exercise of
    options and warrants                                        --         624,128        --
  Costs associated with equity placements and preferred
    stock redemptions                                           --            --      (213,500)
                                                         -----------   -----------   ---------

              Net cash provided by (used in)
                financing activities                        (712,689)    1,663,121    (874,813)
                                                         -----------   -----------   ---------
Net increase (decrease) in cash and cash equivalents        (782,741)    2,011,560     (40,875)

Cash and cash equivalents, beginning of year               2,011,560          --        40,875
                                                         -----------   -----------   ---------

Cash and cash equivalents, end of year                   $ 1,228,819   $ 2,011,560   $    --
                                                         ===========   ===========   =========

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:

  Interest                                               $    94,450   $   355,852   $ 387,518
                                                         ===========   ===========   =========
  Income taxes                                           $      --     $    11,592   $   2,166
                                                         ===========   ===========   =========

   The accompanying notes are an integral part of these financial statements.

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation

                            STATEMENTS OF CASH FLOWS
                                   (Concluded)

     Supplemental Disclosures of Non-Cash Investing and Financing Activities

During the fiscal year ended March 31, 1997:
   The holder of the Company's $2,100,000 6% convertible debenture issued in March 1996 elected to convert the debt into 1,883,643 shares of Class A common stock.

   Holders of the Company's 12% subordinated convertible debentures elected to convert $250,000 of debentures into shares of the Company's 12% preferred stock.

   The Company repaid a short-term note valued at $51,975 by issuing INSCI Corp.
      stock.

   The Company incurred capital lease obligations of approximately $144,000.

During the fiscal year ended March 31, 1996:
   The Company issued 171,000 shares of Class A common stock valued at $502,000 for services rendered over a three year period.

   The Company negotiated with one of its primary suppliers to convert $545,000 of trade payables into a two year interest bearing note.

   Holders of the Company's 12% subordinated convertible debentures elected to convert $1,896,000 in debentures into shares of the Company's 12% preferred stock.

   The Company incurred capital lease obligations of approximately $405,000.

During the fiscal year ended March 31, 1995:

   BNY notified the Company that it would exercise its right to "put" the $200,000 warrant back to the Company.

   The Company negotiated with several key vendors to convert $148,821 of trade payables into twelve month notes.

   The Company incurred capital lease obligations of approximately $311,000.

   The accompanying notes are an integral part of these financial statements.

                                                                     I/M/T/E/C/H
================================================================================

                Information Management Technologies Corporation
                         Notes to Financial Statements

                         March 31, 1997, 1996 and 1995
================================================================================

NOTE A - THE COMPANY

      Information Management Technologies Corporation (referred to as "IMTECH" or the "Company") was incorporated in 1986 in the State of Delaware. The Company provides information processing and facilities management services to financial, legal, accounting and other medium to large service organizations which operate in business environments that are characterized by substantial information processing, communications and document administration requirements. The Company's customer base is principally located in New York City and the surrounding metropolitan area, such as New Jersey, Southeast Connecticut and Westchester County. The Company has also begun to service clients in Pennsylvania, the midwest and in Europe, as a result of strategic alliances with two New York based service providers (See Note F). The alliances allow IMTECH to offer its clients a smooth process of receiving and managing data for print production and subsequent distribution.

      The Company holds a 16% ownership interest in INSCI Corp. ("INSCI") at March 31, 1997. At March 31, 1996 and 1995, the Company held a 38% and 64% ownership interest in INSCI, respectively. The investment in INSCI was accounted for under the equity method through the period when the Company owned more than 20% of the common stock in INSCI. When the Company's investment in INSCI decreased below 20% the investment in INSCI was accounted for under the "Securities Available For Sale" method as promogulated by Statement of Financial Accounting Standards ("SFAS") No. 115.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following is a summary of the significant accounting policies that have been applied on a consistent basis in the preparation of the accompanying financial statements:

1.    Revenue Recognition

      Revenue is recorded when services are performed or upon delivery of the product.

2.    Cash and Cash Equivalents

      For the purposes of reporting cash flows (presented under the indirect method), the Company considers all highly liquid investments with insignificant interest rate risk and an original maturity of three months or less to be cash equivalents. The cash equivalents are carried at cost which approximates fair value. At March 31, 1997, cash equivalents included funds deposited in a liquid asset fund with a financial institution.

3.    Inventory

      Inventory consists primarily of paper, toner and inks, and is stated at the lower of cost (determined by the first-in, first-out method) or market.

4.    Property and Equipment

      Depreciation of capital assets is provided to relate the cost of the depreciable assets to operations over their estimated useful service lives. In that connection, production equipment, computer hardware and software and furniture and fixtures are depreciated by the straight-line method over estimated useful lives ranging from five to seven years.

                                                                     I/M/T/E/C/H
================================================================================

                Information Management Technologies Corporation
                         Notes to Financial Statements

                         March 31, 1997, 1996 and 1995
================================================================================

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

4.    Property and Equipment (Continued)

      Leasehold improvements are amortized by the straight-line method over the lesser of the lease term or estimated useful lives of the improvements. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. At the time of disposal of any property and equipment, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in the current period's earnings.

5.    Deferred Financing Costs

      Costs incurred to secure financing arrangements are included in deposits and other assets in the balance sheets. The costs, which amounted to approximately $98,000 and $53,000, net of accumulated amortization of approximately $38,000 and $13,000 as of March 31, 1997 and 1996, respectively, are amortized over the life of the related credit facilities, which range from 24 to 110 months.

6.    Income (Loss) Per Share

      Net income (loss) per share is calculated on the basis of the weighted average of number shares outstanding during the fiscal year. The effect on net income (loss) per share of the stock options and warrants outstanding is antidilutive and is not included in the calculation of the weighted average number of shares outstanding.

7.    Concentration of Credit Risk

      Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

      The Company maintains cash balances at various banks and places its temporary cash investments in a liquid asset fund (See Note B-2) with one financial institution. Accounts at the banks and financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $100,000 and $500,000, respectively.

      The Company performs ongoing credit evaluations of its customers and records reserves for potentially uncollectible accounts receivable which are deemed credit risks as determined by management. Accounts receivable consist of geographically and industry dispersed customers.

8.    Use of Estimates

      The preparation of the accompanying financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

                                                                     I/M/T/E/C/H
================================================================================

                Information Management Technologies Corporation
                         Notes to Financial Statements

                         March 31, 1997, 1996 and 1995
================================================================================

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

9.    Fair Value of Financial Instruments

      The Company's financial instruments consist of cash, trade receivables and payables and debt instruments. The carrying amount of cash and short-term instruments approximates their fair values because of the relatively short period of time between the origination of the instruments and their expected realization. The carrying amount of the debt is based on the current market interest rates being paid, and as a result, it approximates fair value.

10.   Impairment of Long-Lived Assets

      In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow value is required. No such write-downs were required for the fiscal year ended March 31, 1997.

11.   Accounting for Stock Options

      Prior to April 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. APB No. 25 requires that compensation expense be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. During the fiscal year ended March 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income (loss) and pro forma income (loss) per share disclosures for employee stock option grants made from 1995 forward as if the fair-valued-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure provisions of SFAS No. 123.

12.   Convertible Debt

      The beneficial conversion feature of outstanding convertible secured promissory notes payable (See Note E-6) is accounted for as additional interest to the note holders and amortized over the period from the date of issue through the date the securities first become convertible. This policy conforms to the accounting for these transactions announced by the Securities and Exchange Commission (`SEC") Staff in March 1997.

      The statement of operations for the fiscal year ended March 31, 1996 has been adjusted to include a $900,000 interest charge from the beneficial conversion feature related to convertible debentures to comply with the staff's position of retroactive application of this accounting practice. As a result, net loss per share has been increased from ($1.49) to ($1.77).

                                                                     I/M/T/E/C/H
================================================================================

                Information Management Technologies Corporation
                         Notes to Financial Statements

                         March 31, 1997, 1996 and 1995
================================================================================

NOTE C - INVESTMENT IN INSCI CORP.

      The Company holds a 16% ownership interest in INSCI, its former majority-owned subsidiary. At March 31, 1997, the carrying value and estimated fair market value of the Company's investment in INSCI is as follows:

                                       -----------------------------------------
                                       Cost Basis  Market Value  Unrealized Gain
--------------------------------------------------------------------------------
Investment in INSCI Corp.
  (636,467  shares)                     $ 7,593     $1,782,108     $1,774,515
================================================================================

The investment is accounted for under the "Securities Available For Sale" method as promogulated by SFAS No. 115. As a result, the investment is carried at fair market value. During the second quarter of fiscal year 1997, the Company sold 703,000 shares of INSCI Corp. stock. Prior to that sale, IMTECH owned a 38% interest in INSCI, whose results were accounted for under the equity method. At March 31, 1996 and 1995, the Company had a 38% and a 64% ownership interest in INSCI, respectively. INSCI's financial position and the results of its operations for the years ended March 31, 1996 and 1995 were as follows (in ,000):

                                                ----------    ----------
                                                   1996          1995
     -------------------------------------------------------------------
     Net sales                                   $   7,913     $  7,188
                                                   =======      =======
     Net loss                                    $ (1,452)     $ (3,113)
                                                   =======      =======
     Total assets                                $   5,223
                                                   =======
     Total liabilities                           $   2,704
     Total stockholders' equity                      2,519
                                                   =======
     Total liabilities and stockholders' equity  $   5,223
                                                   =======
     Investment in INSCI Corp.                   $     379
                                                   =======

NOTE D - CURRENT DEBT

      At March 31, 1997 and 1996, current debt consisted of:

                                                -------------      ------------
                                                    1997              1996
      -------------------------------------------------------------------------

      Loan-option note payable [1]             $     -          $     51,975
      12% subordinated convertible
        debentures [2]                            380,000            380,000
                                                 -----------      ------------
                                               $  380,000       $    431,975
                                                 ===========      ============

[1] In January 1995, the Company obtained financing under a series of loan-option agreements with five individuals in the aggregate of $250,000. The loans were payable in one year and bore interest at a per annum rate of 9%. In January 1996, the Company repaid $200,000 of the outstanding loans plus accrued interest ( to four out of the five individuals). During the fiscal year ended March 31, 1997, the remaining loan-option holder was repaid in shares of INSCI stock, at his request.

                                                                     I/M/T/E/C/H
================================================================================

                Information Management Technologies Corporation
                         Notes to Financial Statements

                         March 31, 1997, 1996 and 1995
================================================================================

NOTE D - CURRENT DEBT (Continued)

[2] In connection with a private placement completed in January 1996, the Company issued $380,000 in subordinated convertible debentures. The debentures accrue interest at a per annum rate of 12% and entitle the holders to convert the debentures plus accrued interest into Class A common stock of the Company at a price per share of $1.50. The debentures mature in January 1998. Interest charged to operations for the years ended March 31, 1997 and 1996 amounted to approximately $46,000 and $9,000, respectively.

NOTE E - LONG-TERM DEBT

      At March 31, 1997 and 1996, long-term debt obligations consisted of the following:

                                                    ----------------------------
                                                              March 31,
                                                    ----------------------------
                                                        1997            1996
    ----------------------------------------------------------------------------

    12% convertible subordinated debentures  [1]    $    -         $    405,000
    Revolving bank credit and term facility  [2]         -              240,185
    Trade payable conversion note  [5]                  288,329         545,472
    6% convertible debenture  [3], [6]                   -            2,100,000
    12% convertible secured notes  [4], [6]             900,000         -
                                                      ----------     -----------
                                                      1,188,329       3,290,657
    Less:  Current maturities                           288,329         497,328
                                                      ----------     -----------

    Total long-term debt                            $   900,000    $  2,793,329
                                                      ----------     -----------

[1] During the fiscal year ended March 31, 1992, the Company received proceeds totaling $2,301,000 from a private placement whereby it issued 12% convertible subordinated debentures. Originally, the debentures were convertible into Class A common stock of IMTECH at any time prior to maturity at a price of $10.00 per share. In December 1995, the Company established an exchange program which allowed the debenture holders to receive $1.00 of preferred stock for every $1.00 of debentures. As of March 31, 1996, the debenture holders converted $1,896,000 of debentures into preferred stock.

      During the fiscal year ended March 31, 1997, $250,000 of debentures were converted into the Company's 12% preferred stock, and the remainder of the debentures were redeemed. Interest from the debentures charged to operations for the years ended March 31, 1997, 1996 and 1995 was approximately $16,000, $210,000 and $276,000, respectively.

[2] During fiscal year ended March 31, 1996, the Company maintained a credit facility arrangement with BNY Financial Corp. ("BNY") under which BNY advanced the Company funds at a rate of 2% above the prime rate. As part of the financing arrangement, the Company granted BNY a warrant to purchase 100,000 shares of IMTECH's Class A common stock at an exercise price equal to 80% of the market value on the date of grant. In addition, the Company granted BNY the right to "put" the warrant back to the Company if the warrant remained unexercised. In April of 1995, the Company commenced payment of the warrant upon BNY's notification that it was going to exercise the "put" option.

                                                                     I/M/T/E/C/H
================================================================================

                Information Management Technologies Corporation
                         Notes to Financial Statements

                         March 31, 1997, 1996 and 1995
================================================================================

NOTE E - LONG-TERM DEBT (Continued)

[2]   (Continued)
      On April 10, 1996, the Company terminated its financing arrangement with BNY. The Company paid approximately $1,500,000 to BNY in full satisfaction of all outstanding loans, advances and debt obligations, including the "put" back warrant. In addition, the Company paid a termination fee of $75,000, and received a release from BNY of all collateral pledged as security for the lending agreement.

[3] In March 1996, the Company issued a two year 6% convertible debenture in exchange for $2,100,000. The debenture was issued to a company called Infinity Investors Ltd. ("Infinity"), under Regulation "S" of the Securities Act, and it entitled Infinity to convert the debenture principal plus accrued interest into Class A common stock of the Company at a 30% discount to the market rate based on a five day average trading price at the time of conversion. Interest charged to operations for the years ended March 31, 1997 and 1996 amounted to $25,212 and $9,100, respectively.

      During the fiscal year ended March 31, 1997, the debentures were completely converted, and as a result, the Company issued 1,833,643 shares of Class A common stock.

[4] On February 27, 1997, the Company issued convertible secured promissory notes in exchange for proceeds of $900,000 as part of a private placement offering. The notes bear interest at a per annum rate of 12%, and at the option of IMTECH, the interest can either be paid in cash or in the Company's Class A common stock. The notes are secured by a pledge of 500,000 shares of INSCI Corp. stock. The Company has the right, under the pledge agreement, to receive the return of 100,000 shares of the pledged stock in the event it becomes required in order for IMTECH to obtain a credit line or enter into a lease agreement for equipment. The notes can be converted into Class A common stock of the Company at a 40% discount to the previous five day average closing price, subject to certain conversion limitations as set forth in the placement memorandum. The right of conversion permits the holders the right to convert up to a maximum of 10% of their note holdings in any month for a period of three years from the effective date of registration for the shares of Class A common stock underlying the notes. The Company will make its best efforts to file a registration statement for the shares underlying the notes within 180 days from the date of issue. The notes will be automatically converted at the end of the three year conversion period. In addition, each $1.00 principal amount of the notes entitles the holders to one warrant to purchase one share of IMTECH's Class A common stock at a 40% discount to the previous five day average closing price prior to the conversion of the warrants. Interest charged to operations for the year ended March 31, 1997 amounted to $9,000.

[5] In March 1996, the Company negotiated with one of its key suppliers to convert $545,472 of payables to a two year unsecured installment promissory note. The note is payable in twenty-four monthly installments of $25,550 including interest at a per annum rate of 11.5%. Interest charged to operations for the year ended March 31, 1997 amounted to $49,456. The Company is current with the scheduled payments.

[6] In an Emerging Issues Task Force ("EITF") meeting sponsored by the Financial Accounting Standards Board, held on March 13, 1997, the Securities and Exchange Commission ("SEC") announced their position on the accounting for the issuance of convertible debt securities with a nondetachable conversion feature that is "in-the-money" at the date of issue.

                                                                     I/M/T/E/C/H
================================================================================

                Information Management Technologies Corporation
                         Notes to Financial Statements

                         March 31, 1997, 1996 and 1995
================================================================================

NOTE E - LONG-TERM DEBT (Continued)

[6]   (Continued)
      Those securities are usually convertible into common stock at the lower of a conversion rate fixed at the date of issue or a fixed discount to the common stock's market price at the date of conversion, creating a "beneficial conversion feature". The SEC believes that the beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The amount is calculated at the date of issue as the difference between the conversion price and the fair value of the common stock into which the security is convertible. The discount resulting from the allocation of the proceeds, in effect, increases the interest rate of the security and should therefore be amortized as a charge to interest expense over the period from the date the security is issued to the date it first becomes convertible. The beneficial conversion feature of the convertible secured promissory notes above is accounted for as additional interest expense. For the years ended March 31, 1997 and 1996, additional interest expense of approximately $89,000 and $900,000, respectively, was charged to operations.

NOTE F - RELATED PARTY TRANSACTIONS

INSCI CORP.

      In April 1994, INSCI Corp., the Company's then majority-owned subsidiary (See Note C), completed a public offering ("IPO") of $1,250,000 units for which IMTECH received net proceeds of approximately $7,200,000. Out of the proceeds raised from the IPO, INSCI used $2,327,000 as partial repayment toward its indebtedness to IMTECH. Unpaid principal due to IMTECH was converted into 41,343 shares of INSCI preferred stock.

      In December 1994, IMTECH converted 25,000 shares of INSCI preferred stock into 500,000 shares of INSCI common stock at a rate of 20 INSCI common shares for each share of preferred stock held. In June 1995, IMTECH redeemed the remaining 16,343, shares of INSCI preferred stock for $1,000,000.

BLITZ SYSTEMS, INC.

      IMTECH is party to a consulting agreement with Blitz Systems, Inc. ("Blitz"), a company owned 100% by the Chief Executive Officer of IMTECH. Blitz is a computer systems consulting firm specializing in developing total business solutions for all business management systems. During the year ended March 31, 1997, the Company renewed the agreement for one year (November 1, 1996 through October 31, 1997), at a cost to IMTECH of $40,000 per month. Prior to fiscal year 1997, Blitz had performed computer consulting services for IMTECH on a month-to-month basis. Blitz's responsibilities under the contract are to reengineer, reorganize and run the day-to-day operations of IMTECH's data processing department. In addition, Blitz is to (1) provide extensive technical support for many of IMTECH's clients on-site; (2) analyze, design and develop customized database systems as required by the management of IMTECH; and (3) provide support for the Company's Xerox 9700 laser printing system and related programming. Fees paid to Blitz and charged to operations for the year ended March 31, 1997 amounted to approximately $489,000.

                                                                     I/M/T/E/C/H
================================================================================

                Information Management Technologies Corporation
                         Notes to Financial Statements

                         March 31, 1997, 1996 and 1995
================================================================================

NOTE F - RELATED PARTY TRANSACTIONS (Continued)

BLITZ SYSTEMS, INC. (Continued)

      In December 1996, IMTECH provided Blitz with a secured loan in the amount of $250,000. The loan is evidenced by a Secured Promissory Note and collateralized by a security interest on the accounts receivable, equipment and all tangible and intangible rights of Blitz, which the Company is currently in the process of perfecting. According to the terms of the loan agreement, by no later than April 30, 1997, Blitz had the option to exchange 50% of the outstanding shares of Research Distribution Services, Inc., a company owned 100% by the sole stockholder of Blitz, or repay the loan on an installment basis with interest at the prime rate. On April 30, 1997, Blitz commenced payment of the note on an installment basis over a forty-eight month period at $6,162 per month including interest at 8.5%, through March 2001.

RESEARCH DISTRIBUTION SERVICES, INC.

      In November 1996, the Company entered into a service agreement with Research Distribution Services, Inc. ("RDS"), a company owned by the Chief Executive Officer of IMTECH. Under the contract, RDS is to provide mailing list database management, fulfillment, mailing and related services to IMTECH for a period of one year. The contract runs from January 1, 1997 through December 31, 1997, at a monthly minimum cost to IMTECH of $22,500 (based on minimum average fulfillment levels as stipulated in the agreement). Total fees paid to RDS and charged to operations for the year ended March 31, 1997 amounted to $67,500.

NOTE G - CAPITAL LEASE OBLIGATIONS

      The Company is the lessee of various high speed duplicating equipment under noncancellable capital leases expiring in various years through 2002. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments (based on interest rates ranging from 10% to 26%) or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives (See Note B-4). At March 31, 1997 and 1996, the book value of the equipment under capital leases was approximately $901,000 and $1,212,000, respectively.

      Minimum future lease payments under capital leases as of March 31, 1997 and for each of the next five years and in the aggregate are as follows:

           ----------------------------
           Year Ending March 31,
           ---------------------------------------------------------------------
                      1998                                          $   357,580
                      1999                                              159,965
                      2000                                               51,625
                      2001                                               51,625
                      2002                                               12,909
                                                                      ----------
           Total minimum lease payments                                 633,704
           Less:  Amount representing interest                          139,824
           Less:  Current portion                                       280,878
                                                                      ----------
           Present value of long-term capital lease obligations     $   213,002
                                                                      ==========

                                                                    I/M/T/E/C/H
================================================================================

                Information Management Technologies Corporation
                         Notes to Financial Statements

                         March 31, 1997, 1996 and 1995
================================================================================

NOTE H - OPERATING LEASE

      The Company leases its executive and regional service center facilities (approximately 32,000 square feet) in a building located at 130 Cedar Street in New York City, under a noncancellable lease expiring in July 2003. The rental payments under the lease are subject to annual cost of living and maintenance increases. Rent expense charged to operations for the years ended March 31, 1997, 1996 and 1995 amounted to approximately $494,000, $629,000 and $1,013,000, respectively. In June 1995, the Company renegotiated the terms of the lease for 130 Cedar Street to reflect the return of 20,000 square feet of previously occupied space. A lease buyout agreement was executed which required IMTECH to pay a fixed fee of approximately $377,000 in full satisfaction of the previously leased space.

      Generally accepted accounting principles require that rental payments under a noncancellable lease with scheduled rent increases be recognized on a straight-line basis over the lease term. As a result, additional rent expense has been recognized for the years ended March 31, 1997, 1996 and 1995. Consequently, deferred rent of approximately $383,000 and $368,000 representing pro-rata future payments is reflected in the accompanying balance sheets as of March 31, 1997 and 1996, respectively.

      Minimum future rental payments under the noncancellable operating lease as of March 31, 1997 are as follows:

           ----------------------------------
             For the Year Ended March 31,
           ------------------------------------------------
                         1998                 $    496,600
                         1999                      512,000
                         2000                      528,000
                         2001                      544,600
                         2002                      579,800
                      Thereafter                   775,000
                                                -----------
                                              $  3,436,000
                                                ===========

NOTE I - INCOME TAXES

      Deferred income tax assets and liabilities are computed as the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                                                                    I/M/T/E/C/H
================================================================================

                Information Management Technologies Corporation
                         Notes to Financial Statements

                         March 31, 1997, 1996 and 1995
================================================================================

NOTE I - INCOME TAXES (Continued)

      At March 31, 1997, the Company has net operating loss carryforwards ("N.O.L.'s") totaling $13,785,000 available to offset future federal and state taxable income through 2011 as follows:

                                        --------------    --------------
                                           N.O.L.'s          Expiring
         ---------------------------------------------------------------
             March 31,
                1989                    $   2,209,000         2004
                1990                        2,405,000         2005
                1991                        1,407,000         2006
                1992                        1,628,000         2007
                1994                          284,000         2009
                1995                        1,350,000         2010
                1996                        4,502,000         2011
                                          ------------
                                        $  13,785,000
                                          ============

      In 1997 the Company utilized approximately $189,000 of N.O.L.'s to reduce taxable income to zero. Accordingly, the Company has not recorded a provision for income taxes for the year ended March 31, 1997. The tax benefits resulting from the N.O.L.'s have been fully reserved because the likelihood of their realization could not be determined.

NOTE J - COMMON STOCK

      In May 1995, with the approval of its shareholders, the Company recorded a four-for-one reverse stock split of IMTECH's Class A common stock. In addition, the shareholders approved an increase in the par value of the Class A common stock from $.01 to $.04. The number of shares authorized under the Company's stock option plans, as stated in Note K, increased. Accordingly, all references to the number of shares outstanding have been adjusted for all of the periods presented to give effect to the aforementioned reverse stock split.

      In November 1995, the Company entered into a loan arrangement with a foreign entity known as Fondo De Adquisciones E Inversiones Internationales XL, S.A. ("Fondo"), whereby Fondo loaned IMTECH the sum of $250,000, which bore interest at a per annum rate of 15%, in exchange for a convertible subordinated debenture. In December 1995, in accordance with the terms of the loan agreement, Fondo converted the debenture into shares of the Company's Class A common stock at a per share price of $.875. As a result of the conversion, 285,750 shares of IMTECH Class A common stock was issued under Regulation "S" of the Securities Act.

      In January 1996, the holders of options issued as a result of the January 1995 loan-option agreements (See Note D-1), exercised 125,000 options to purchase 125,000 shares of the Company's Class A common stock at an exercise price of $.04 per share.

      In January 1996, the Company sold 200,000 shares of its Class A common stock for total proceeds of $250,000 ($1.25 per share price), to a company known as C.A. Opprtunidad S.A. under the rules of Regulation "S" of the Securities Act.

                                                                    I/M/T/E/C/H
================================================================================

                Information Management Technologies Corporation
                         Notes to Financial Statements

                         March 31, 1997, 1996 and 1995
================================================================================

NOTE J - COMMON STOCK (Continued)

      In March 1996, the Company issued a two year 6% convertible debenture in exchange for $2,100,000. The debenture was issued to a company called Infinity Investors Ltd. ("Infinity"), under Regulation "S" of the Securities Act, and it entitled Infinity to convert the debenture principal plus accrued interest into Class A common stock of the Company at a 30% discount to the market based on a five day average trading price at the time of conversion. During the fiscal year ended March 31, 1997, the debenture was completely converted, and as a result, the Company issued 1,833,643 shares of Class A common stock at an average per share price of $1.15.

      During the fiscal year ended March 31, 1997, the Company issued 60,000 shares of its Class A common stock in exchange for promotional services valued at $50,400.

NOTE K - STOCK OPTIONS

NON-QUALIFIED STOCK OPTION PLAN

      In August 1987, the Board of Directors approved and adopted a Non-Qualified Stock Option plan ("NQSO"). Under the NQSO plan, individuals determined to be key persons whom the Company relies on for the successful conduct of its business, as determined by the Compensation Committee, are granted options to purchase IMTECH's Class A common stock. There are 4,000,000 shares reserved for grant under the NQSO plan. At March 31, 1997, options to purchase approximately 1,766,000 shares of Class A common stock were outstanding and approved for grant under the NQSO plan at exercise prices ranging from $1.00 to $9.90 per share.

INCENTIVE STOCK OPTION PLAN

      Also in August of 1987, the Board of Directors adopted the Company's Incentive Stock Option plan ("ISO"). The ISO plan allows the Company to grant to employees determined to be key personnel by management, incentive stock options under the guidelines of Section 422 of the Internal Revenue Code. The plan is available to all of the Company's employees, including officers and employee directors, and is intended to be used by management to attract and retain key employees. The ISO is administered by the Compensation Committee, who establishes the terms of the options granted including their exercise prices, the dates of grant and number of shares subject to options. The exercise prices of all of the options granted under the ISO plan must be equal to no less than the fair market value of the Class A common stock on the date of grant, and the terms of the options may not exceed ten years. 3,000,000 shares of IMTECH Class A common stock are reserved under the ISO plan for grant. For any stockholder who may own more than 10% of the Company's outstanding voting shares, the exercise price of options received under the ISO plan must be at least equal to 110% of the fair market value of the Class A common stock on the date of grant, and the term of the options must not exceed five years. At March 31, 1997, options to purchase approximately 2,346,000 shares of IMTECH's Class A common stock were outstanding and approved for grant under the ISO plan at exercise prices ranging from $1.88 to $5.85 per share.

                                                                    I/M/T/E/C/H
================================================================================

                Information Management Technologies Corporation
                         Notes to Financial Statements

                         March 31, 1997, 1996 and 1995
================================================================================

NOTE K - STOCK OPTIONS (Continued)

DIRECTORS OPTION PLAN

      In October 1988, the Board of Directors adopted the Directors Option ("DO") plan, which was authorized by the stockholders' on December 19, 1988, and was subsequently amended in October 1992. The purpose of the DO plan is to help IMTECH retain the services of qualified non-officer or non-employee directors, who are considered essential to the business progress of the Company. Under the DO plan, options are granted only on the date of the annual stockholders' meeting held once every calendar year. A total of 1,500,000 shares of the Company's Class A common stock has been reserved for grant under the DO plan. At March 31, 1997, there were no options outstanding under the DO plan.

      The following is a summary of the stock option activity for the three years ended March 31, 1997 (in ,000):

                                        -----------------  ------------------  ----------------  -----------------
                                              NQSO                ISO                 DO               Other
---------------------------------------------------------  ------------------  ----------------  -----------------
                                           [a]     [b]       [a]       [b]      [a]        [b]     [a]       [b]
                                         --------------    ------------------  ----------------  -----------------
     Outstanding at April 1, 1994          279    8.18        272      2.08        60      3.13      20      10.00
         Granted                           -                  300       .33      -                  -         -
         Canceled                         (58)    1.69      (104)       .33      (45)      3.13     -         -
                                         ------            -------             -------             -----
     Outstanding at March 31, 1995         221    9.90        468      5.85       15       3.13      20      10.00
         Granted                         1,195    2.07        878      2.16      -                  -         -
         Canceled                          -                 -                   -                 (20)      10.00
                                         ------            -------             -------             -----
     Outstanding at March 31, 1996       1,416    3.29      1,346      3.44       15       3.13     -         -
         Granted                           350    1.68      1,125      1.24      -                  -         -
         Canceled                          -                (125)      1.88      (15)      3.13     -         -
                                         ------            ------               ------             -----
     Outstanding at March 31, 1997       1,766    2.97      2,346      2.47      -                  -         -
     --------------------------------------------------------------------------------------------------------------

     Exercisable at March 31, 1997       1,016    2.09        954      1.53      -          -       -         -
     --------------------------------------------------------------------------------------------------------------

[a] = Number of options.
[b] = Weighted average exercise price per share.

Stock-Based Compensation
      During the fiscal year ended March 31, 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The pronouncement requires entities to recognize as compensation expense over the vesting period the fair value of stock-based awards on the date of grant. Alternatively SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma income (loss) per share disclosures for employee stock option grants made from 1995 forward as if the fair-valued-based method defined in SFAS No. 123 had been applied.

                                                                    I/M/T/E/C/H
================================================================================

                Information Management Technologies Corporation
                         Notes to Financial Statements

                         March 31, 1997, 1996 and 1995
================================================================================

NOTE K - STOCK OPTIONS (Continued)

Stock-Based Compensation (Continued)

The Company has elected to adopt the disclosure-only provisions of SFAS No. 123, and as described above, will continue to apply APB No. 25 to account for stock options. Had compensation expense been determined as provided in SFAS No. 123 for stock options using the Black-Scholes option pricing model, the pro forma effect would have been:

   ------------------------------------------------------------------------------------------
                  For the Years Ended March 31,
                                                                    ------------ ------------
                                                                        1997         1996
   ------------------------------------------------------------------------------------------

   Net income (loss) applicable to common shares -  as reported        188,617   (5,578,514)
   Net income (loss) applicable to common shares - pro forma          (560,483)  (6,059,414)
   Net income (loss) per common share - as reported                      .04        (1.77)
   Net income (loss) per common share - pro forma                       (.11)       (1.93)

The fair value of each option grant is calculated using the following weighted average assumptions:

   -----------------------------------------------------------------------------
                  For the Years Ended March 31,
                                                         ------------ ----------
                                                             1997       1996
   ----------------------------------------------------------------------------

   Expected life (in years)                                    5         5
   Interest rate                                             6.01%     5.86%
   Volatility                                                287%       286%
   Dividend yield                                              -         -

NOTE L - MAJOR CUSTOMERS

      During the years ended March 31, 1997 and 1996, sales to the two largest customers of the Company accounted for approximately 38% and 39% of total revenue, respectively. During the year ended March 31, 1995, sales to three of the Company's largest customers accounted for 56% of the total revenue for that year. At March 31, 1997 and 1996, the two largest customers of the Company had accounts receivable balances in the aggregate of approximately $156,000 and $120,000, respectively.

                                                                    I/M/T/E/C/H
================================================================================

                Information Management Technologies Corporation
                         Notes to Financial Statements

                         March 31, 1997, 1996 and 1995
================================================================================

NOTE M - CONTINGENCIES

INVESTIGATION BY THE SECURITIES AND EXCHANGE COMMISSION

      In September 1992, IMTECH and INSCI Corp., the Company's then majority-owned subsidiary (See Note C), (collectively known as the "Companies"), reached an agreement with the Securities and Exchange Commission ("SEC") to conclude and settle an informal investigation of the Companies. The Companies, without admitting or denying any of the allegations made by the SEC in its complaint, and without trial or final adjudication of the allegations made, consented to the entry of an order enjoining IMTECH and INSCI from future violations of certain provisions of the federal securities laws and the rules and regulations thereunder. The settlement may adversely affect the Companies by restricting their ability to raise funds from individuals located in certain significant states. The impact of the restrictions may prevent both IMTECH and INSCI from conducting future public offerings or private placements to raise capital.

      On April 3, 1995, the SEC issued a private order of the investigation of both IMTECH and INSCI, the Company's then majority-owned subsidiary (which IMTECH currently holds a 16% ownership interest in), and their officers and directors for the period March 1994 through April 13, 1995. The order of investigation inquired into whether the Companies and their then officers and directors violated the following Rules of the Securities Exchange Act of 1934:
Rule 10b-5; Section 13(a) and Rules 12b-20, 13a-11 and 13a-13, failure to file annual reports and other required information of the SEC rules and regulations;
Section 13(b)3, failure to maintain proper books and records; Section 13(b)(2)(a), Rules 13b-1 and 13b-2, falsification or caused to be falsified books and records of the Companies. On September 10, 1996, the SEC informed IMTECH that the staff inquiry related to those matters had been terminated and no action had been recommended at that time.

EMPLOYEE BENEFIT PLANS

      In January 1994, the Company received correspondence from the United States Department of Labor (the "DOL") stating their intent to penalize the Company in connection with an investigation of past IMTECH employee benefit plans (prior to April 1, 1992). The DOL concluded that for one of the plan years in question, the Company did not file the proper financial information required. As a result, the DOL states in their correspondence that they intend to penalize the Company for the amount of $50,000 regarding their findings. As of March 31, 1997, the penalty amount had not yet been assessed.

      In January 1996, the Company implemented a 401(k) plan covering all eligible employees (personnel with twelve consecutive months of service). Employer contributions to the plan are based on the discretion of management. Employees can elect to contribute up to a maximum of 15% of their salaries to the plan. Since its inception, IMTECH has not made any contributions to the plan, matching or otherwise.

REGISTRATION RIGHTS

      The Company has granted, without cost, demand and "piggyback" registration rights with respect to the stock underlying securities issued or issuable to the holders of certain outstanding warrants and shares of the Company. Although the Company has agreed to register the underlying shares with respect to these securities, no registration statement has been filed as of the current time. Consequently, the security holders may assert a potential claim against the Company for damages.

                                                                    I/M/T/E/C/H
================================================================================

                Information Management Technologies Corporation
                         Notes to Financial Statements

                         March 31, 1997, 1996 and 1995
================================================================================

NOTE M - CONTINGENCIES (Continued)

EMPLOYMENT AGREEMENTS

      In December 1996, the Board of Directors appointed Matti Kon as the Company's Chief Executive Officer. Consequently, the Company entered into an employment agreement with Mr. Kon which provides for a base annual salary of $200,000 plus an incentive bonus equal to 20% of operating income as reported in the annual 10-K document, up to a maximum of $500,000. The agreement has an initial one year term and awarded Mr. Kon 500,000 options to purchase 500,000 shares of the Company's Class A common stock at an exercise price of $1.18 per share as a signing bonus. In the event the employment agreement is renewed for an additional one year term, Mr. Kon will be entitled to receive an additional 500,000 options to purchase 500,000 shares of Class A common stock at his original exercise price. The agreement further provides that Mr. Kon has the right to devote a some of his time and attention to his other business interests.

      The Company has entered into an employment agreement with Mr. Joseph Gitto, its President and Chief Financial Officer. The agreement has an initial one year term and provides for an annual base salary of $140,000. In addition, Mr. Gitto is entitled to an incentive bonus equal to 15% of operating income as reported in the annual 10-K document, up to a maximum of $150,000, and has been awarded 600,000 options to purchase 600,000 shares of the Company's Class A Common stock at exercise prices ranging from $1.25 to $1.88 per share.

OTHER

      In November 1995, the Company entered into a three year service agreement with Corporate Relations Group, Inc. ("CRG"), whereby CRG was to provide IMTECH with promotional and brokerage communication services related to the marketing of the Company's stock. As consideration for their services, IMTECH was to pay CRG the sum of $300,000 or 171,000 shares of the Company's free trading Class A common stock plus 500,000 options to purchase 500,000 shares of Class A common stock at exercise prices ranging from $1.75 to $3.06 per share for a period of five years.

      The Company elected to pay CRG by issuing 171,000 shares of Class A common stock. The Company made an initial payment to CRG of 92,250 shares of freely traded Class A common stock which IMTECH borrowed from a number of shareholders.

      The Company agreed to repay the shareholders by making interest payments at a rate of 10% per annum in addition to returning the borrowed shares plus one additional share of Class A common stock for each ten shares of borrowed stock (an aggregate of 9,250 additional shares). The Company further agreed to grant cost free registration rights to each lender for the additional shares as a result of the loan transaction. The balance of the 78,750 shares was not remitted to CRG. CRG asserted a claim for the balance of the shares. The Company has disputed the claim based upon the position that CRG did not perform under the provisions of the service contract. The Company is currently in the process of instituting legal action, in the state of Florida based upon the jurisdiction which was decided in the agreement, to recover the stock and seek punitive damages from CRG.

                                                                    I/M/T/E/C/H
================================================================================

                Information Management Technologies Corporation
                         Notes to Financial Statements

                         March 31, 1997, 1996 and 1995
================================================================================

NOTE N - DISCONTINUED OPERATIONS

      During the fiscal year ended March 31, 1995, the Company discontinued its Litigation Support Services division, which generated sales of approximately $1,563,000 and recorded a net loss of approximately $1,773,000 for that year. The discontinued division wound down its operations during the fiscal year ended March 31, 1996, and as a result, the Company recorded a final charge of approximately $390,000 to write off the remaining assets.

NOTE O - OTHER COSTS

      During the third quarter of fiscal year ended March 31, 1997, management adopted a formal plan to restructure IMTECH's work force and redeploy the operating assets of the Company. Management's intentions are to make the Company operate more efficiently and remain competitive in the research printing market. In accordance with the restructuring plan, the Company recorded a charge of $550,000 for the year ended March 31, 1997 to account for the costs incurred to reorganize the work force and redeploy the production equipment, summarized as follows:

           Severance payments                     $    259,000
           Payroll taxes and benefits                   77,000
           Consulting fees                             131,000
           Asset redeployment costs                     83,000
                                                     ----------

                                                  $    550,000
           ====================================================

During the year ended March 31, 1997, the Company paid approximately $400,000 of the costs detailed in the schedule above and had a reserve in the amount of $150,000 included in other accrued liabilities appearing on the balance sheet, which is expected to cover any remaining costs that will be paid subsequent to March 31, 1997.

                                                                    I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                For the Years Ended March 31, 1997, 1996 and 1995

-----------------------------------------------------------------------------------------------------------------------------------
           Column  A                         Column B                       Column C                Column D             Column E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Additions
                                                             --------------------------------
                                                                  [1]               [2]
----------------------------------------  --------------     --------------    --------------    ---------------     --------------
                                            Balance at         Charged to        Charged to        Deductions -          Balance
           Description                      Beginning          Costs and           Other             Describe               at
                                             of Year            Expenses          Accounts -                           End of Year
                                                                                  Describe
----------------------------------------  --------------     --------------    --------------     --------------     --------------
                                                                                                       [a]
  Allowance for doubtful accounts:
     Year ended March 31, 1997          $    104,500        $     34,660       $      -           $    102,360       $     36,800
                                        =========================================================================================
     Year ended March 31, 1996          $     56,385        $    209,850       $      -           $    161,735       $    104,500
                                        =========================================================================================
     Year ended March 31, 1995          $     43,461        $    127,158       $      -           $    114,234       $     56,385
                                        =========================================================================================



  Accumulated amortization of cost in
     excess of net assets acquired:
     Year ended March 31, 1997          $     255,059      $      -            $      -           $    255,059       $        -
                                        =========================================================================================
     Year ended March 31, 1996          $     255,059      $      -            $      -           $       -          $    255,059
                                        =========================================================================================
     Year ended March 31, 1995          $     250,186      $    4,873          $      -           $       -          $    255,059
                                        =========================================================================================

[a]  Represents amounts written off during the year.

                                                                    I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------

      The following exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K, as indicated below (footnote explanations are at end of index):

3.1 Certificate of Incorporation of the Company, as filed on December 24, 1986, amended October 16, 1987, amended July 20, 1989 and as amended December 14, 1989.(11)

3.2 Certificate of Incorporation of the Company as amended June 13, 1995 and amended June 28, 1995.(20)

3.3   Certificate of Incorporation of the Company as amended November 30,
      1995.(46)

3.4   Bylaws of the Company.(1)

4.1 Unit Purchase Option for 46,300 units, dated April 6, 1988, issued to D.H. Blair & Co., Inc.(8)

4.2 Unit Purchase Option for 32,000 units, dated April 5, 1988, issued to Parliament Hill Capital Corp.(8)

4.3 Unit Purchase Option for 500 units, dated April 6, 1988, issued to David Nachamie.(8)

4.4 Unit Purchase Option for 500 units, dated April 6, 1988, issued to Vincent Coakley.(8)

4.5 Unit Purchase Option for 500 units, dated April 6, 1988, issued to Michael Siciliano.(8)

4.6 Unit Purchase Option for 200 units, dated April 6, 1988, issued to Allison Brown.(8)

4.7 Warrant Agreement by and among the Company, D.H. Blair & Co., Inc. and the Warrant Agent, dated April 6, 1988.(8)

4.8 Warrant Agreement by and among the Company, D.H. Blair & Co., Inc. and the Warrant Agent, dated February 23, 1989.(9)

4.9 Warrant Agreement by and among the Company, D.H. Blair & Co., Inc. and the Warrant Agent, dated May 22, 1990.(11)

4.10 Warrant Agreement by and among the Company, D.H. Blair & Co., Inc. and the Warrant Agent, dated August 16, 1990.(12)

4.11 Warrant Agreement by and among the Company, D.H. Blair & Co., Inc. and the Warrant Agent, dated March 25, 1991.(16)

4.12 Form of Convertible Subordinated Debenture issued in connection with the Company's private placement completed in November 1991.(17)

4.13 Form of Convertible Subordinated Note issued in connection with INSCI Corp. private placement completed in June 1992.(17)

4.14 Warrant Agreement by and among the Company, D.H. Blair & Co., Inc. and the Warrant Agent, dated February 1, 1993 as amended by Supplemental Agreement to Amend Warrant Agreement, dated June 27, 1993.(18)

                                                                    I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------

4.15  Loan Option Agreement, dated January 17, 1995, issued to Shor Yeshev.(20)

4.16  Loan Option Agreement, dated January 17, 1995, issued to Raquel
      Grunwald.(20)

4.17  Loan Option Agreement, dated January 17, 1995, issued to Lou Gurman.(20)

4.18  Loan Option Agreement, dated January 17, 1995, issued to Dynamic
      Control.(20)

4.19 Loan Option Agreement, dated January 17, 1995, issued to Dr. Rona Krinick.(20)

9.1 Voting Agreement between D.H. Blair & Co., Inc. and Pierce Lowrey, Jr. dated February 23, 1989 accompanied by a schedule of seven other substantially identical agreements reflecting parties' names and amount of securities subject to the agreements.(10)

9.2   Voting Agreement between D.H. Blair & Co., Inc. and Gerald E. Dorsey.(18)

9.3   Voting Agreement between the Company and Pierce Lowrey, Jr.(19)

10.1 Employment Agreement dated as of September 1, 1987 between the Company and Pierce Lowrey, Jr.(1)

10.2 Escrow Agreement by and among the Company, the existing stockholders, and the Escrow Agent.(8)

10.3  Amended and Restated 1987 Incentive Stock Option Plan.(10)

10.4  Amended and Restated 1987 Non-Qualified Stock Option Plan.(8)

10.5 Sublease dated September 7, 1988, between the Company and Kidder, Peabody & Co., Inc. for the Company's facilities at 130 Cedar Street, New York, NY with lease attached thereto.(10)

10.6 Lease dated November 2, 1988, between the Company and Carol Gaynor, Marguerite K. Lewis and William A. Goldstein, as Trustees for additional facilities at 130 Cedar Street, New York, N.Y.(10)

10.7 Lease dated August 19, 1987, between the Company and California State Teacher's Retirement System for the Company's facilities at Six Piedmont Center, Suite 100, Atlanta, Georgia.(1)

10.8  Form of Facilities Management Agreement.(1)

10.9  Form of Service Agreement.(1)

10.10 Employment Agreement dated January 1, 1988 between the Company and Ronald
      A. Bibbo.(3)

10.11 Non-Compete Agreement September 3, 1986 by and among Datacopi, Inc., NCR Corporation, and Pierce L. Lowrey, Jr.(2)

10.12 Line of Credit for the Company with the Robinson-Humphrey Company, Inc.(2)

10.13 Agreement for sale of 150,000 shares of Class B Common Stock between the Company and Pierce Lowrey, Jr.(2)

                                                                    I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------

10.14 Subscription Agreement for Ronald A. Bibbo.(2)

10.15 Cease and Desist Agreement between the Company and Independent Printing Company, Inc.(3)

10.16 Settlement Agreement between the Company and Mathias & Carr, Inc.(3)

10.17 Line of Credit for the Company with the First National Bank of Atlanta.(3)

10.18 March 31, 1988 accrued salary waiver between Pierce Lowrey, Jr. and the Company.(7)

10.19 Letter Agreement between the Company and D.H. Blair & Co., Inc. regarding merger and acquisition consulting services, dated April 13, 1988.(8)

10.20 Consulting Agreement between the Company and D.H. Blair & Co., Inc. dated April 13, 1988.(8)

10.21 Facilities Management Agreement dated June 6, 1988 by and between the Company and Manufacturers Hanover Trust Company, with Addendum thereto, dated July 1988.(8)

10.22 Facilities Management Agreement, dated September 7, 1988, by and between the Company and Kidder, Peabody & Co., Inc., and related agreements and documents.(8)

10.23 Directors Option Plan.(10)

10.24 Employment Agreement, dated May 1, 1988, between the Company and Ray Miller, with attachments and exhibits.(10)

10.25 Stock Option Agreement, dated May 1, 1988, between the Company and Ray L. Miller.(10)

10.26 Agency Agreement, dated January 30, 1989, between the Company and D.H. Blair & Co., Inc.(10)

10.27 Unit Purchase Option for 2.55 Private Placement units, dated February 23, 1989, issued to D.H. Blair & Co., Inc.(10)

10.28 May 1, 1989 letter regarding salary waiver from Pierce Lowrey, Jr. to the Company.(10)

10.29 Assignment Agreement, dated May 24, 1989 between the Company and Pierce Lowrey Jr. regarding assignment of claims against Ronald A. Bibbo.(10)

10.30 Asset Purchase Agreement, dated May 5, 1989, between Jon Rothenberg & Associates and the Company, with related documents and agreements.(10)

10.31 Promissory Note in the original principal amount of $100,000 dated June 9, 1989 payable by the Company to Pierce Lowrey, Jr.(10)

10.32 Commitment Letter, dated July 17, 1989, from Pierce Lowrey, Jr. to the Company with respect to additional loans to the Company.(10)

10.33 Employment Agreement, dated December 15, 1989, between the Company and John Hoffman.(11)

                                                                    I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------

10.34 Credit Agreement, dated August 1, 1989, as amended, by and between the Company and State Street Bank and Trust Company.(11)

10.35 $750,000 Loan Commitment, Master Note and Security Agreement by and between Pierce Lowrey, Jr. and the Company, dated March 1, 1990.(11)

10.36 Asset Purchase Agreement by and between Imtech Optical Systems, Inc. and Acctex Information Systems, Inc., dated December 29, 1989.(11)

10.37 Distribution Agreement between the Company and the Vault Company dated, June 25, 1990.(13)

10.38 Letter Agreement, dated May 15, 1990 from D.H. Blair & Co., Inc. to the Company regarding amendment to Unit Purchase Option ,dated February 23, 1989.(14)

10.39 Letter Agreement between the Company and D.H. Blair & Co., Inc. regarding 1990 Bridge Loan, dated May 22, 1990.(14)

10.40 Form of 12% Subordinated Promissory Note issued in connection with 1990 Bridge Loan.(1)

10.41 Asset Purchase Agreement between the Company and IMTECH Atlanta, Inc.(15)

10.42 Form of Subordinated Promissory Note issued in connection with the Company's private placement completed in February 1991.(16)

10.43 Accounts Financing Agreement [Security Agreement] (with Supplements) and $100,000 Term Notes between the Company and Congress Financial Corporation, dated May 3, 1991, and $500,000 Letter of Credit from the First National Bank of Atlanta, dated May 2, 1991.(16)

10.44 Warrant Agreements between the Company and Pierce Lowrey, Jr. dated February 1, 1991, February 5, 1991 and February 28, 1991 for 425,000 shares, 125,000 shares and 153,000 shares, respectively.(16)

10.45 Share Purchase Option for 243,750 shares of Class A Common Stock, dated April 26, 1991, between the Company and D.H. Blair & Co., Inc.(16)

10.46 Form of Share Purchase Option issued in connection with INSCI Corp. private placement in July 1991.(17)

10.47 Form of Warrant issued in connection with INSCI Corp. private placement completed in January 1992.(17)

10.48 Form of Unit Exchange Agreement issued in connection with INSCI Corp. private placement completed in January 1992.(17)

10.49 Form of Warrant issued in connection with INSCI Corp. private placement completed in June 1992.(17)

10.50 Consulting Agreement, dated March 8, 1993, by and between INSCI Corp. and the Raymond Group, Inc.(18)

10.51 Lease Agreement, dated May 31, 1993, by and between INSCI Corp. and Connecticut General Life Insurance Company.(18)

                                                                    I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------

10.52 Settlement Agreement with the SEC, dated September 30, 1992.(18)

10.53 Consulting Agreement by and between the Company and Edward I. Rosen, dated April 1, 1993.(18)

10.54 First Amendment to Director's Stock Option Plan, dated October 20,
      1992.(18)

10.55 Lease Agreement between the Company and A.J. Goldstein & Co., Inc. for premises located at 130 Cedar Street, New York, New York 1006, dated October 7, 1993.(17)

10.56 Loan Agreement (and supplemental documentation) between BNY Financial Corp., the Company, INSCI Corp. and Imtech Litigation Support Systems, Inc.(32)

10.57 INSCI Corp. 1992 Stock Option Plan (28)

10.58 INSCI Corp. 1992 Directors Option Plan.(28)

10.59 INSCI Corp. 1992 Advisory Committee Plan.(28)

10.60 INSCI Corp. Accounts Financing Agreement between INSCI Corp. and Congress Financial Corporation, and related documents.(28)

10.61 INSCI Corp. Form of 1991 Option.(28)

10.62 INSCI Corp. Form of 1992 Warrants.(28)

10.63 INSCI Corp. Form of 1992 Convertible Subordinated Notes.(28)

10.64 INSCI Corp. Form of 1992 Contingent Warrants.(28)

10.75 INSCI Corp. Form of 1993 Warrant - Version A.(30)

10.76 INSCI Corp. Form of 1993 Release Agreement.(30)

10.77 INSCI Corp. Form of Management Agreement between INSCI Corp. and
      IMTECH.(28)

10.78 INSCI Corp. Form of Tax Sharing Agreement between INSCI Corp. and IMTECH.(28)

10.79 Form of Indemnification Agreement with INSCI Corp.'s Directors.(28)

10.80 Marketing Associate Solution Alliance Agreement between UNISYS Corp. and INSCI Corp.(28)

10.81 Data General Value Added Reseller Discount Purchase Agreement.(28)

10.82 Data General Optical Systems and Software Agreement.(28)

10.83 Distribution Agreement between Fiserv CIR, Inc. and INSCI Corp.(28)

10.84 Lease Agreement relating to INSCI Corp.'s White Plains, NY headquarters.(29)

                                                                    I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------

10.85  Forms of Customer License Agreements used by INSCI Corp.(29)

10.86  Forms of Employee Confidentiality Agreements used by INSCI Corp.(29)

10.87 Nondisclosure and Noncompetition Agreement between INSCI Corp., the Company and Mason Grisby.(29)

10.88  Form of 1993 Warrant; Version B.(30)

10.89  Employment Agreement between INSCI Corp. and John L. Gillis.(30)

10.90  Employment Agreement between INSCI Corp. and Kris Canekeratne.(30)

10.91  Form of 1993 Exchange Agreement and Investor Suitability
       Representations.(30)

10.92  Form of 1993 Conversion Agreement.(30)

10.93  Waivers by Congress Financial Corp.(30)

10.94 License Agreement between Bull HN Information Systems, Inc. and INSCI Corp.(30)

10.95 Preferred stock Subscription Agreement between INSCI Corp. and the Company relating to preferred stock.(19)

10.96 Business Partner Agreement between International Business Machines Corp. and INSCI Corp.(32)

10.97  Waiver by BNY Financial Corp.(31)

10.98 Stock Escrow Agreement between INSCI Corp., the Company and First Union National Bank of North Carolina (as escrow agent).(32)

10.99  Promissory Note and Security Agreement in favor of INSCI Corp. from John
       L. Gillis and Sandra Gillis, in the original principal amount of $150,000.(19)

10.100 Stock Pledge Agreement by John L. Gillis and Sandra Gillis, in favor of INSCI Corp.(19)

10.101 April 1993 Private Placement term sheet and exhibits.(19)

10.102 December 1993 Litigation Support Systems, Inc. Private Placement documents.(19)

10.103 Consulting Agreement between the Company and Boulder Financial Group, Ltd.(19)

10.104 Amendment to loan Agreement between BNY Financial Corp. and
       Registrant.(19)

10.105 Amendment to Loan Agreement between NY Financial Corp. and
       Registrant.(19)

10.106 BNY Agreement with Registrant.(20)

10.107 Preferred Stock Redemption Agreement.(20)

                                                                    I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------

10.108 Employment Agreement between IMTECH and Christopher D. Holbrook.(34)

10.109 Employment Agreement between IMTECH and Joseph A. Gitto, Jr.(34)

10.110 Lease Agreement relating to INSCI's Westborough, Massachusetts heaquarters.(44)

10.111 Employment Agreement with Jack Steinkrauss.(44)

10.112 Employment Agreement with John Gillis.(44)

10.113 Employment Agreement with Kris Canckeratne.(44)

10.114 Agreement for system purchase by Northern Trust Company.(44)

10.115 Technology and Reseller Agreement with Elixir Technology.(20)

10.116 Private Placement term sheet for offering of 90 day 10% subordinated notes repayable in cash or shares of the Company's proposed 10% convertible preferred stock.(20)

10.117 First Amendments to Private Placement term sheet and exhibits.(20)

10.118 Copy of modification of lease executed by the Company and A.J. Goldstein & Co., Inc.(45)

10.119 Form of Subordinated Convertible Debenture Exchange Agreement for 12% convertible preferred stock.(51)

10.120 Agreement between the Company and the Corporate Relations Group for the Company's corporate and stockholder public relations.(52)

10.121 Form of Agreement by and between the Company and a shareholder with respect to a loan of stock.(53)

10.122 Form of Subscription Agreement for 12% subordinated convertible debentures.(54)

10.123 Offshore Convertible Debenture Subscription Agreement between the Company and Infinity Investors, Ltd. and related agreement between the Company and Alpine Capital Partners, Inc.(60)(62)

10.124 Termination of Asset-Based Financing Agreement with BNY Financial
       Corp.(56)

10.125 Form of Subscription Agreement with J. Michael Reisert, Inc.(63)

10.126 Employment Agreement with Mr. Matti Kon.(66)

10.127 12% Convertible Secured Promissory Note Private Placement Term Sheet with exhibits(67)

13.1 The Company's Annual Report to Security Holders for the year ended March 31, 1993.(22)

13.2   Form 10-Q for the quarter ended June 30, 1993.(23)

13.3   Form 10-Q for the quarter ended September 30, 1993.(24)

                                                                    I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------

13.4   Form 10-Q for the quarter ended December 31, 1993.(25)

13.5   Form 10-Q/A (Amendment No. 1) for the quarter ended December 31,
       1993.(26)

13.6   Proxy Statement for the Company's 1993 Annual Shareholders' Meeting.(27)

13.7   Form 10-Q for the quarter ended June 30, 1994.(35)

13.8   Form 10-Q for the quarter ended September 30, 1994.(36)

13.9   Form 10-Q for the quarter ended December 31, 1994.(37)

13.10  Form 10-Q for the quarter ended June 30, 1995.(47)

13.11  Form 10-Q for the quarter ended September 30, 1995.(48)

13.12  Form 10-Q for the quarter ended December 31, 1995.(49)

13.13  Form 10-Q for the quarter ended June 30, 1996.(57)

13.14  Form 10-Q for the quarter ended September 30, 1996.(58)

13.15  Form 10-Q for the quarter ended December 31, 1996.(59)

16.1 Letter regarding dismissal of independent certified public accountant.(38)

16.2 Letter regarding engagement of new independent certified public accountant.(39)

16.3 Letter regarding resignation of independent certified public accountant.(38)

16.4   Letter regarding potential prior period adjustment.(41)

16.5 Letter regarding engagement of new independent certified public accountant.(42)

21.1   List of subsidiaries.(20)

22.1   Proxy Statement for the Company's 1994 Annual Shareholders' Meeting.(43)

22.2   Proxy Statement for the Company's 1995 Annual Shareholders' Meeting.(50)

24.1   Powers of Attorney.(20)

                                                                    I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------

(1) Incorporated herein by reference to the Exhibit with the same description to the Company's Registration Statement on Form S-1, File No. 33-18245, as filed with the Securities and Exchange Commission on October 30, 1987.

(2) Incorporated herein by reference to the Exhibit with the same description to Amendment No. 1 to the Company's Registration Statement of Form S-1, File No. 33-18245, as filed with the Securities and Exchange Commission on February 29, 1988.

(3) Incorporated herein by reference to the Exhibit with the same description to Amendment No. 2 to the Company's Registration Statement of Form S-1, File No. 33-18245, as filed with the Securities and Exchange Commission on March 15, 1988.

(4) Incorporated herein by reference to the Exhibit with the same description to Amendment No. 3 to the Company's Registration Statement of Form S-1, File No. 33-18245, as filed with the Securities and Exchange Commission on March 23, 1988.

(5) Incorporated herein by reference to the Exhibit with the same description to Amendment No. 4 to the Company's Registration Statement of Form S-1, File No. 33-18245, as filed with the Securities and Exchange Commission on March 24, 1988.

(6) Incorporated herein by reference to the Exhibit with the same description to Amendment No. 5 to the Company's Registration Statement of Form S-1, File No. 33-18245, as filed with the Securities and Exchange Commission on March 25, 1988.

(7) Incorporated herein by reference to the Exhibit with the same description to Amendment No. 6 to the Company's Registration Statement of Form S-1, File No. 33-18245, as filed with the Securities and Exchange Commission on April 5, 1988.

(8) Incorporated herein by reference to the Exhibit with the same description to the Company's Report on Form 10-K for the fiscal year ended July 31, 1988.

(9) Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1989.

(10) Incorporated herein by reference to the Exhibit with the same description to the Company's Transition Report on Form 10-K for the eight month period ended March 31, 1989.

(11) Incorporated herein by reference to the Exhibit with the same description to the Company's Report on Form 10-K for the fiscal year ended March 31, 1990.

(12) Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.

(13) Incorporated herein by reference to the Exhibit with the same description to the Company's Registration Statement of Form S-1, File No. 33-36185, as filed with the Securities and Exchange Commission on August 2, 1990.

                                                                    I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------

(14) Incorporated herein by reference to the Exhibit with the same description to Amendment No. 1 to the Company's Registration Statement of Form S-1, File No. 33-36185, as filed with the Securities and Exchange Commission on October 18, 1990.

(15) Incorporated herein by reference to the Exhibit with the same description to the Company's Report on Form 8-K, dated December 6, 1990.

(16) Incorporated herein by reference to the Exhibit with the same description to the Company's Report on Form 10-K for the fiscal year ended March 31, 1991.

(17) Incorporated herein by reference to the Exhibit with the same description to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992.

(18) Incorporated herein by reference to the Exhibit with the same description to the Company's Report on Form 10-K for the fiscal year ended March 31, 1993.

(19) Incorporated herein by reference to the Exhibit with the same description to the Company's Report on Form 10-K for the fiscal year ended March 31, 1994.

(20) Incorporated herein by reference to the Exhibit with the same description to the Company's Report on Form 10-K for the fiscal year ended March 31, 1995.

(21)  Filed with this report.

(22) Incorporated by reference herein to the Company's Annual Report to Security Holders for the year ended March 31, 1993 as filed with the Commission.

(23) Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(24) Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(25) Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.

(26) Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended December 31, 1993.

(27) Incorporated herein by reference to the Exhibit with the same description to the Proxy Statement for the Company's 1993 Annual Shareholders' Meeting as filed with the Commission.

(28) Incorporated herein by reference to the Exhibit with the same description of the INSCI Corp. Registration Statement of Form S-1, File No. 33-54558, as filed with the Securities and Exchange Commission on November 13, 1993.

                                                                    I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------

(29) Incorporated herein by reference to the Exhibit with the same description of the INSCI Corp. Registration Statement of Form S-1, File No. 33-54558, as filed with the Securities and Exchange Commission on December 2, 1993.

(30) Incorporated herein by reference to the Exhibit with the same description of the INSCI Corp. Registration Statement of Form S-1, File No. 33-54558, as filed with the Securities and Exchange Commission on February 2, 1994.

(31) Incorporated herein by reference to the Exhibit with the same description of the INSCI Corp. Registration Statement of Form S-1, File No. 33-54558, as filed with the Securities and Exchange Commission on March 15, 1994.

(32) Incorporated herein by reference to the Exhibit with the same description of the INSCI Corp. Registration Statement of Form S-1, File No. 33-54558, as filed with the Securities and Exchange Commission on March 25, 1994.

(33) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated January 17, 1995.

(34) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated March 3, 1995.

(35) Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(36) Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(37) Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

(38) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated August 9, 1994.

(39) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated August 15, 1994.

(40) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated November 1, 1994.

(41) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated November 14, 1994.

(42) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated December 21, 1994.

(43) Incorporated herein by reference to the Exhibit with the same description of the Company's Definitive Proxy Statement for the 1994 Annual Shareholders' Meeting, as filed with the Commission.

                                                                    I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------

(44) Incorporated herein by reference to the Exhibit with the same description as filed by INSCI Corp. the majority owned subsidiary of the Registrant.

(45) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated July 14, 1995.

(46) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated November 30, 1995.

(47) Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(48) Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(49) Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(50) Incorporated herein by reference to the Exhibit with the same description of the Company's Definitive Proxy Statement for the 1995 Annual Shareholders' Meeting, as filed with the Commission.

(51) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated September 22, 1995.

(52) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated October 24, 1995.

(53) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated January 3, 1996.

(54) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated January 22, 1996.

(55) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated March 6, 1996.

(56) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated April 11, 1996.

(57) Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(58) Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(59) Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

                                                                    I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------

(60) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated April 25, 1996.

(61) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K/A (Amendment No. 1), dated July 25, 1996.

(62) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated September 16, 1996.

(63) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated December 5, 1996.

(64) Incorporated herein by reference to the Exhibit with the same description of the Company's report on form 8-K, dated March 20, 1997.