Form 10-Q
period 1997-06-30
INFORMATION MANAGEMENT TECHNOLOGIES CORP
filed 1997-08-13
CIK 824578

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For transition period from __________ to __________


                         Commission File Number: 0-16753


                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                          58-1722085
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


130 Cedar Street, Fourth Floor, New York, NY                  10006
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                 (Zip Code)


                                  (212) 306-6100
--------------------------------------------------------------------------------
               (Registrant's Telephone Number, Including Area Code)


                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      At August 13, 1997, the Registrant had outstanding 5,579,552 shares of Class A Common Stock.

                                                                     I/M/T/E/C/H
================================================================================

                                      INDEX

                                                                        --------
                                                                         PAGE
                                                                        --------

----------------------------------------------------------------------
PART I            FINANCIAL INFORMATION
----------------------------------------------------------------------

           ITEM 1 FINANCIAL STATEMENTS                                      1

           ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL        17
                     CONDITION AND RESULTS OF OPERATIONS


----------------------------------------------------------------------
PART II           OTHER INFORMATION
----------------------------------------------------------------------

           ITEM 1 LEGAL PROCEEDINGS                                        21

           ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K                         22

                  SIGNATURES                                               23

                                                                        --------

                                                                     I/M/T/E/C/H
================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1. INDEX TO FINANCIAL STATEMENTS

                                                                       --------
                                                                        PAGE
                                                                       --------

       Balance Sheets as of June 30, 1997 and March 31, 1997              2

       Statements of Operations for the Three Months Ended June 30,       4
       1997 and 1996

       Statements of Cash Flows for the Three Months Ended June 30,       5
       1997 and 1996

       Notes to Financial Statements                                      6

                                                                       --------

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation

                                 BALANCE SHEETS

                                     ASSETS

                                                       -----------  ------------
                                                         June 30,     March 31,
                                                           1997         1997
                                                       -----------  ------------
                                                        (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                            $  394,269  $1,228,819
   Accounts receivable, net of allowance for doubtful
      accounts of $48,232 at June 30, 1997 and
      $36,800 at March 31, 1997                          1,432,438   1,331,428
   Inventory                                               264,982     281,729
   Note receivable - related party                          55,977      54,886
   Prepaid expenses and other current assets               782,551     590,224
                                                        ----------  ----------
             Total current assets                        2,930,217   3,487,086

PROPERTY AND EQUIPMENT - AT COST
   Production equipment                                  2,975,476   2,548,699
   Software                                                285,008     242,932
   Furniture and fixtures                                  482,229     459,696
   Leasehold improvements                                  646,872     609,888
   Computer equipment                                      819,946     806,066
                                                        ----------  ----------
                                                         5,209,531   4,667,281
   Less:  Accumulated depreciation and amortization      2,185,833   2,065,833
                                                        ----------  ----------
             Net property and equipment                  3,023,698   2,601,448
                                                        ----------  ----------

OTHER ASSETS
   Note receivable - related party                         180,672     195,114
   Deposits and other assets                               479,526     364,405
   Investment in INSCI Corp.                             1,452,329   1,782,108
                                                        ----------  ----------
             Total other assets                          2,112,527   2,341,627
                                                        ----------  ----------

TOTAL ASSETS                                            $8,066,442  $8,430,161
                                                        ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation

                           BALANCE SHEETS (Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               ------------  -------------
                                                                 June 30,      March 31,
                                                                   1997          1997
                                                               ------------  -------------
                                                                (Unaudited)
CURRENT LIABILITIES
   Current debt                                               $    380,000   $    380,000
   Current maturities of long-term debt                            331,004        288,329
   Current maturities of long-term capital lease obligations       253,515        280,878
   Accounts payable                                              1,313,433      1,479,166
   Accrued salaries                                                 74,087        157,820
   Other accrued liabilities                                       726,398        684,221
                                                              ------------   ------------
              Total current liabilities                          3,078,437      3,270,414

LONG-TERM DEBT, less current maturities                            790,000        900,000

DEFERRED RENT                                                      380,847        382,677

CAPITAL LEASE OBLIGATIONS, less current maturities                 434,012        213,002
                                                              ------------   ------------
              Total long-term liabilities                        1,604,859      1,495,679
                                                              ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   12% Preferred Stock - authorized 3,000,000 shares at
      $1.00 par value; 2,534,100 shares issued and
      outstanding at June 30, 1997 and March 31, 1997            2,534,100      2,534,100
   Class A common stock - authorized 100,000,000 shares
      at $.04 par value; 5,579,552 shares issued and
      outstanding at June 30, 1997 and March 31, 1997              223,182        223,182
   Additional paid-in capital                                   31,795,144     31,528,477
   Unrealized gain from investment in securities available
      for sale                                                   1,452,329      1,774,515
   Accumulated deficit                                         (32,621,609)   (32,396,206)
                                                              ------------   ------------
              Total stockholders' equity                         3,383,146      3,664,068
                                                              ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  8,066,442   $  8,430,161
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                                                                     I/M/T/E/C/H
================================================================================

                Information Management Technologies Corporation

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       -------------------------
                                                          Three Months Ended
                                                               June 30,
                                                       ------------------------
                                                           1997         1996
                                                       -----------   ----------

Revenues                                               $ 2,564,928   $2,606,118

Cost of sales                                            1,917,956    1,755,063
                                                       -----------   ----------

Gross profit                                               646,972      851,055

Operating expenses:
  Selling, general and administrative expenses             509,212      678,200
                                                       -----------   ----------

Income from operations                                     137,760      172,855

Other (income) expenses:
  Interest expense, net                                     96,496       97,521
  Interest - beneficial conversion - convertib             266,667           --
  Equity in net (income) of INSCI Corp.                         --      (25,080)
                                                       -----------   ----------
           Net other expense                               363,163       72,441
                                                       -----------   ----------

Net income (loss)                                      $  (225,403)  $  100,414
                                                       ===========   ==========

Net income (loss) per share                            $     (0.04)  $     0.03
                                                       ===========   ==========

Weighted average number of shares outstanding            5,579,552    3,937,684
                                                       ===========   ==========

   The accompanying notes are an integral part of these financial statements.

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            -------------------------
                                                                Three Months Ended
                                                                     June 30,
                                                            -------------------------
                                                                1997           1996
                                                            -----------   -----------
Cash flows from operating activities
   Net income (loss)                                        $  (225,403)  $   100,414
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation and amortization                              120,000       103,642
     Amortization of loan and consulting fees                    28,135            --
     Amortization of beneficial conversion feature related
       to convertible debt                                      266,667            --
     Equity in net income of INSCI Corp.                             --       (25,080)
     Provision for doubtful accounts                             18,025       (43,717)
     Deferred rent                                               (1,830)        1,781
     Changes in assets and liabilities:
       Accounts receivable                                     (119,035)     (104,214)
       Inventory                                                 16,747      (144,910)
       Prepaid expenses and other current assets,
         deposits and other                                    (335,583)       10,281
       Accounts payable, accrued expenses and other
         current liabilities                                    (88,005)   (1,048,869)
                                                            -----------   -----------

              Net cash used in operating activities            (320,282)   (1,150,672)
                                                            -----------   -----------

Cash flows from investing activities
   Capital expenditures                                        (232,249       (96,588)
   Repayments from loan to related party                         13,351            --
   Repayments by INSCI Corp.                                         --        25,500
                                                            -----------   -----------

              Net cash used in investing activities            (218,898)      (71,088)
                                                            -----------   -----------

Cash flows from financing activities
   Financing from cash overdraft                                     --       195,035
   Net repayments under bank credit facility                         --      (640,056)
   Net proceeds from issuance of long-term debt                  90,000            --
   Payments of capital lease obligations                       (116,353)      (44,077)
   Repayments of long-term debt                                (269,017)     (300,702)
                                                            -----------   -----------

              Net cash used in financing activities            (295,370)     (789,800)
                                                            -----------   -----------

 Net decrease in cash and cash equivalents                     (834,550    (2,011,560)

 Cash and cash equivalents, beginning of year                 1,228,819     2,011,560
                                                            -----------   -----------

 Cash and cash equivalents, end of period                   $   394,269   $        --
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

                                                                     I/M/T/E/C/H
================================================================================

                  Information Management Technologies Corporation
                          Notes to Financial Statements

                                  June 30, 1997
================================================================================

THE COMPANY

      Information Management Technologies Corporation (referred to as "IMTECH" or the "Company") was incorporated in 1986 in the State of Delaware. The Company provides information processing and facilities management services to financial, legal, accounting and other medium to large service organizations which operate in business environments that are characterized by substantial information processing, communications and document administration requirements. The Company's customer base is principally located in New York City and the surrounding metropolitan area, such as New Jersey, Southeast Connecticut and Westchester County. The Company has also begun to service clients in Pennsylvania, the midwest and in Europe, as a result of strategic alliances with two New York based service providers. The alliances allow IMTECH to offer its clients a smooth process of receiving and managing data for print production and subsequent distribution.

      The Company holds a 12% ownership interest in INSCI Corp. ("INSCI") at June 30, 1997. At June 30, 1996, the Company held a 38% ownership interest in INSCI. The investment in INSCI was accounted for under the equity method through the period when the Company owned more than 20% of the common stock in INSCI. When the Company's investment in INSCI decreased below 20% the investment in INSCI was accounted for under the "Securities Available For Sale" method as promulgated by Statement of Financial Accounting Standards ("SFAS") No. 115.

BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") established for interim financial information and Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Management believes however that all of the adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1998. For further information, refer to the financial statements and disclosures thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following is a summary of the significant accounting policies that have been applied on a consistent basis in the preparation of the accompanying financial statements:

1. Revenue Recognition

   Revenue is recorded when services are performed or upon delivery of the product.

2. Cash and Cash Equivalents

   For the purposes of reporting cash flows (presented under the indirect method), the Company considers all highly liquid investments with insignificant interest rate risk and an original maturity of three months or less to be cash equivalents. The cash equivalents are carried at cost which approximates fair value. At June 30, 1997, cash equivalents included funds deposited in a liquid asset fund with a financial institution.

                                                                     I/M/T/E/C/H
================================================================================

                  Information Management Technologies Corporation
                          Notes to Financial Statements

                                  June 30, 1997
================================================================================

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

5. Deferred Financing Costs

   Costs incurred to secure financing arrangements are included in deposits and other assets in the balance sheets. The costs are amortized over the life of the related credit facilities, which range from 24 to 110 months.

6. Income (Loss) Per Share

   Net income (loss) per share is calculated on the basis of the weighted average of number shares outstanding during the period. The effect on net income (loss) per share of the stock options and warrants outstanding is antidilutive and is not included in the calculation of the weighted average number of shares outstanding.

7. Concentration of Credit Risk

   Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

   The Company maintains cash balances at various banks and places its temporary cash investments in a liquid asset fund with one financial institution. Accounts at the banks and financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $100,000 and $500,000, respectively.

   The Company performs ongoing credit evaluations of its customers and records reserves for potentially uncollectible accounts receivable which are deemed credit risks as determined by management. Accounts receivable consist of geographically and industry dispersed customers.

                                                                     I/M/T/E/C/H
================================================================================

                  Information Management Technologies Corporation
                          Notes to Financial Statements

                                  June 30, 1997
================================================================================

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

10.Impairment of Long-Lived Assets

   In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow value is required. No such write-downs were required for the three months ended June 30, 1997.

11.Accounting for Stock Options

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

12.Convertible Debt

   The beneficial conversion feature of certain outstanding convertible securities is accounted for as additional interest to the holders and amortized over the period from the date of issue through the date the securities first become convertible. This policy conforms to the accounting for these transactions announced by the Securities and Exchange Commission ("SEC") Staff in March 1997.

                                                                     I/M/T/E/C/H
================================================================================

                  Information Management Technologies Corporation
                          Notes to Financial Statements

                                  June 30, 1997
================================================================================

INVESTMENT IN INSCI CORP.

      The Company holds a 12% ownership interest in INSCI, its former majority-owned subsidiary. At June 30, 1997, the carrying value and estimated fair market value of the Company's investment in INSCI is as follows:

                                     ------------------------------------------
                                      Cost Basis  Market Value  Unrealized Gain
                                     ------------------------------------------

Investment in INSCI Corp. (518,689        -        $1,452,329     $1,452,329
shares)
================================================================================

The investment is accounted for under the "Securities Available For Sale" method as promulgated by SFAS No. 115. As a result, the investment is carried at fair market value. During the second quarter of fiscal year 1997, the Company sold 703,000 shares of INSCI Corp. stock. Prior to that sale, IMTECH owned a 38% interest in INSCI, whose results were accounted for under the equity method. At June 30, 1997, 400,000 shares of the INSCI stock is pledged as collateral for the outstanding 12% convertible secured promissory notes issued in connection with the February 1997 private placement offering of $1,000,000. However, the Company has the right to receive the return of 100,000 shares of the pledged stock in the event it becomes required in order for IMTECH to obtain financing.

CURRENT DEBT

      At June 30, 1997 and March 31, 1997, current debt consisted of:

                                                        ----------------------
                                                         June 30,    March 31,
                                                           1997        1997
       -----------------------------------------------------------------------
       12% subordinated convertible debentures          $ 380,000    $ 380,000
                                                        =========    =========

In connection with a private placement completed in January 1996, the Company issued $380,000 in subordinated convertible debentures. The debentures accrue interest at a per annum rate of 12% and entitle the holders to convert the debentures plus accrued interest into Class A common stock of the Company at a price per share of $1.50. The debentures mature in January 1998.

LONG-TERM DEBT

      At June 30, 1997 and March 31, 1997, long-term debt obligations consisted of the following:

                                                      --------------------------
                                                        June 30,      March 31,
                                                          1997          1997
       -------------------------------------------------------------------------
       Trade payables conversion notes [2]            $  331,004      $  288,329
       12% convertible secured notes [1], [3]            790,000         900,000
                                                      ----------      ----------
                                                       1,121,004       1,188,329
       Less:  Current maturities                         331,004         288,329
                                                      ----------      ----------
       Total long-term debt                           $  790,000      $  900,000
                                                      ==========      ==========

                                                                     I/M/T/E/C/H
================================================================================

                  Information Management Technologies Corporation
                          Notes to Financial Statements

                                  June 30, 1997
================================================================================

LONG-TERM DEBT (Continued)

[1]In connection with a February 1997 private placement offering, the Company issued convertible secured promissory notes in exchange for proceeds of $1,000,000 (of which $900,000 was received in the prior fiscal year and the balance of $100,000 was received during the three months ended June 30, 1997) as part of a private placement offering. The notes bear interest at a per annum rate of 12%, and at the option of IMTECH, the interest can either be paid in cash or in the Company's Class A common stock. The notes are secured by a pledge of 400,000 shares of INSCI Corp. stock. The Company has the right, under the pledge agreement, to receive the return of 100,000 shares of the pledged stock in the event it becomes required in order for IMTECH to obtain a credit line or enter into a lease agreement for equipment. The notes can be converted into Class A common stock of the Company at a 40% discount to the previous five day average closing price, subject to certain conversion limitations as set forth in the placement memorandum. The right of conversion permits the holders the right to convert up to a maximum of 10% of their note holdings in any month for a period of three years from the effective date of registration for the shares of Class A common stock underlying the notes. At the end of the three year conversion period the notes are subject to a mandatory conversion. The Company agreed to use its best efforts to file a registration statement for the shares and warrants underlying the notes within 180 days from the date of issue. In addition, each $1.00 principal amount of the notes entitles the holders to one warrant to purchase one share of IMTECH's Class A common stock at a 40% discount to the previous five day average closing price prior to the conversion of the warrants. The Company has granted cost-free demand and "piggyback" registration rights with respect to the stock underlying the notes issued to the holders.

[2]In June 1997 and March 1996, the Company negotiated with two of its key suppliers to convert $111,692 and $545,472 of accounts payable, respectively, into unsecured installment promissory notes. The notes are payable in monthly aggregate installments of $35,292 including interest at a per annum rates ranging from 8.5% to 11.5%.

[3]In an Emerging Issues Task Force ("EITF") meeting sponsored by the Financial
   Accounting Standards Board, held on March 13, 1997, the Securities and Exchange Commission ("SEC") announced their position on the accounting for the issuance of convertible debt securities with a nondetachable conversion feature that is "in-the-money" at the date of issue. Those securities are usually convertible into common stock at the lower of a conversion rate fixed at the date of issue or a fixed discount to the common stock's market price at the date of conversion, creating a "beneficial conversion feature". The SEC believes that the beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The amount is calculated at the date of issue as the difference between the conversion price and the fair value of the common stock into which the security is convertible. The discount resulting from the allocation of the proceeds, in effect, increases the interest rate of the security and should therefore be amortized as a charge to interest expense over the period from the date the security is issued to the date it first becomes convertible. The beneficial conversion feature of the convertible secured promissory notes above is accounted for as additional interest expense. For the three months ended June 30, 1997, additional interest expense of approximately $267,000 was charged to operations.

                                                                     I/M/T/E/C/H
================================================================================

                  Information Management Technologies Corporation
                          Notes to Financial Statements

                                  June 30, 1997
================================================================================

RELATED PARTY TRANSACTIONS

BLITZ SYSTEMS, INC.

      IMTECH is party to a consulting agreement with Blitz Systems, Inc. ("Blitz"), a company owned 100% by the Chief Executive Officer of IMTECH. Blitz is a computer systems consulting firm specializing in developing total business solutions for business management systems. During the year ended March 31, 1997, the Company renewed the agreement for one year (November 1, 1996 through October 31, 1997), at a base consulting fee of $520,000 per annum plus the cost of related computer hardware and software. Prior to fiscal year 1997, Blitz had performed computer consulting services for IMTECH on a month-to-month basis. Blitz's responsibilities under the contract are to reengineer, reorganize and run the day-to-day operations of IMTECH's data processing department. In addition, Blitz is to (1) provide extensive technical support for many of IMTECH's clients on-site; (2) analyze, design and develop customized database systems as required by the management of IMTECH; and (3) provide support for the Company's Xerox 9700 laser printing system and related programming. Fees paid to Blitz and charged to operations for the three months ended June 30, 1997 amounted to approximately $160,200.

In December 1996, IMTECH provided Blitz with a secured loan in the amount of $250,000. The loan is evidenced by a Secured Promissory Note and collateralized by a security interest on the accounts receivable, equipment and tangible and intangible assets of Blitz up to $250,000. On April 30, 1997, Blitz commenced repayment of the note on an installment basis over a forty-eight month period at $6,162 per month including interest at 8.5%, through March 2001.

RESEARCH DISTRIBUTION SERVICES, INC.

      In November 1996, the Company entered into a service agreement with Research Distribution Services, Inc. ("RDS"), a company owned by the Chief Executive Officer of IMTECH. Under the contract, RDS is to provide mailing list database management, fulfillment, mailing and related services to IMTECH for a period of one year. The contract runs from January 1, 1997 through December 31, 1997, at a monthly minimum cost to IMTECH of $22,500 (based on minimum average fulfillment levels as stipulated in the agreement). Total fees charged to operations for the three months ended June 30, 1997 amounted to approximately $67,800.

CAPITAL LEASE OBLIGATIONS

      The Company is the lessee of various high speed duplicating equipment under noncancellable capital leases expiring in various years through 2002. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments (based on interest rates ranging from 10% to 26%) or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. At June 30, 1997 and March 31, 1996, the book value of the equipment under capital leases was approximately $1,171,000 and $901,000, respectively.

                                                                     I/M/T/E/C/H
================================================================================

                  Information Management Technologies Corporation
                          Notes to Financial Statements

                                  June 30, 1997
================================================================================

OPERATING LEASE

      The Company leases its executive and regional service center facilities (approximately 32,000 square feet) in a building located at 130 Cedar Street in New York City, under a lease expiring in July 2003. The rental payments under the lease are subject to annual cost of living and maintenance increases. In June 1995, the Company renegotiated the terms of the lease for 130 Cedar Street to reflect the return of 20,000 square feet of previously occupied space. A lease buyout agreement was executed which required IMTECH to pay a fixed fee of approximately $377,000 in full satisfaction of the previously leased space.

      Generally accepted accounting principles require that rental payments under a noncancellable lease with scheduled rent increases be recognized on a straight-line basis over the lease term. As a result, additional rent expense has been recognized for the three months ended June 30, 1997 and 1996. Consequently, deferred rent of approximately $380,800 and $382,700 representing pro-rata future payments is reflected in the accompanying balance sheets as of June 30, 1997 and March 31, 1997, respectively.

      Minimum future rental payments under the noncancellable operating lease at June 30, 1997 were as follows:

         ----------------------------
         For the Year Ended March 31,
         ---------------------------------------
          1998 - Remaining           $   374,900
                1999                     512,000
                2000                     528,000
                2001                     544,600
                2002                     579,800
             Thereafter                  775,000
                                     -----------
                                     $ 3,314,300
                                     ===========

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

                                                                     I/M/T/E/C/H
================================================================================

                  Information Management Technologies Corporation
                          Notes to Financial Statements

                                  June 30, 1997
================================================================================

INCOME TAXES (Continued)

      At March 31, 1997, the Company had net operating loss carryforwards ("N.O.L.'s") totaling $13,785,000 available to offset future federal and state taxable income through 2011 as follows:

                           -------------  ----------
                              N.O.L.'s    Expiring
       ---------------------------------------------
       March 31,
          1989             $  2,209,000     2004
          1990                2,405,000     2005
          1991                1,407,000     2006
          1992                1,628,000     2007
          1994                  284,000     2009
          1995                1,350,000     2010
          1996                4,502,000     2011
                           ------------
                           $ 13,785,000
                           ============

The tax benefits resulting from the N.O.L.'s have been fully reserved because the likelihood of their realization could not be determined.

COMMON STOCK OPTIONS

NON-QUALIFIED STOCK OPTION PLAN

   In August 1987, the Board of Directors approved and adopted a Non-Qualified Stock Option plan ("NQSO"). Under the NQSO plan, individuals determined to be key persons whom the Company relies on for the successful conduct of its business, as determined by the Compensation Committee, are granted options to purchase IMTECH's Class A common stock. There are 4,000,000 shares reserved for grant under the NQSO plan. At June 30, 1997, options to purchase approximately 1,866,000 shares of Class A common stock were outstanding and approved for grant under the NQSO plan at exercise prices ranging from $1.00 to $9.90 per share.

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

                                                                     I/M/T/E/C/H
================================================================================

                  Information Management Technologies Corporation
                          Notes to Financial Statements

                                  June 30, 1997
================================================================================

COMMON STOCK OPTIONS (Continued)

INCENTIVE STOCK OPTION PLAN (Continued)

   The exercise prices of all of the options granted under the ISO plan must be equal to no less than the fair market value of the Class A common stock on the date of grant, and the terms of the options may not exceed ten years. 3,000,000 shares of IMTECH Class A common stock are reserved under the ISO plan for grant. For any stockholder who may own more than 10% of the Company's outstanding voting shares, the exercise price of options received under the ISO plan must be at least equal to 110% of the fair market value of the Class A common stock on the date of grant, and the term of the options must not exceed five years. At June 30, 1997, options to purchase approximately 2,346,000 shares of IMTECH's Class A common stock were outstanding and approved for grant under the ISO plan at exercise prices ranging from $1.88 to $5.85 per share.

DIRECTORS OPTION PLAN

   In October 1988, the Board of Directors adopted the Directors Option ("DO") plan, which was authorized by the stockholders' on December 19, 1988, and was subsequently amended in October 1992. The purpose of the DO plan is to help IMTECH retain the services of qualified non-officer or non-employee directors, who are considered essential to the business progress of the Company. Under the DO plan, options are granted only on the date of the annual stockholders' meeting held once every calendar year. A total of 1,500,000 shares of the Company's Class A common stock has been reserved for grant under the DO plan. At June 30, 1997, there were no options outstanding under the DO plan.

STOCK-BASED COMPENSATION

      During the fiscal year ended March 31, 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The pronouncement requires entities to recognize as compensation expense over the vesting period the fair value of stock-based awards on the date of grant. Alternatively SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma income (loss) per share disclosures for employee stock option grants made from 1995 forward as if the fair-valued-based method defined in SFAS No. 123 had been applied. The Company has elected to adopt the disclosure-only provisions of SFAS No. 123, and as described above, will continue to apply APB No. 25 to account for stock options. Had compensation expense been determined as provided in SFAS No. 123 for stock options the pro forma effect on the financial statements for the three months ended June 30, 1997 would have been immaterial.

                                                                     I/M/T/E/C/H
================================================================================

                  Information Management Technologies Corporation
                          Notes to Financial Statements

                                  June 30, 1997
================================================================================

CONTINGENCIES

INVESTIGATION BY THE SECURITIES AND EXCHANGE COMMISSION

      In September 1992, IMTECH and INSCI Corp., the Company's then majority-owned subsidiary, (collectively known as the "Companies"), reached an agreement with the Securities and Exchange Commission ("SEC") to conclude and settle an informal investigation of the Companies. The Companies, without admitting or denying any of the allegations made by the SEC in its complaint, and without trial or final adjudication of the allegations made, consented to the entry of a five year order, (which expires September 30, 1997), enjoining IMTECH and INSCI from future violations of certain provisions of the federal securities laws and the rules and regulations thereunder. The settlement may adversely affect the Companies by restricting their ability to raise funds from individuals located in certain significant states. The impact of the restrictions may prevent both IMTECH and INSCI from conducting future public offerings or private placements to raise capital.

      On April 3, 1995, the SEC issued a private order of the investigation of both IMTECH and INSCI, the Company's then majority-owned subsidiary (which IMTECH currently holds a 12% ownership interest in), and their officers and directors for the period March 1994 through April 13, 1995. The order of investigation inquired into whether the Companies and their then officers and directors violated the following Rules of the Securities Exchange Act of 1934:
Rule 10b-5; Section 13(a) and Rules 12b-20, 13a-11 and 13a-13, failure to file annual reports and other required information of the SEC rules and regulations;
Section 13(b)3, failure to maintain proper books and records; Section 13(b)(2)(a), Rules 13b-1 and 13b-2, falsification or caused to be falsified books and records of the Companies. On September 10, 1996, the SEC informed IMTECH that the staff inquiry related to those matters had been terminated and no action had been recommended at that time.

EMPLOYEE BENEFIT PLANS

      In January 1994, the Company received correspondence from the United States Department of Labor (the "DOL") stating their intent to penalize the Company in connection with an investigation of past IMTECH employee benefit plans (prior to April 1, 1992). The DOL concluded that for one of the plan years in question, the Company did not file the proper financial information required. As a result, the DOL states in their correspondence that they intend to penalize the Company for the amount of $50,000 regarding their findings. As of June 30, 1997, the penalty amount had not yet been assessed.

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

                                                                     I/M/T/E/C/H
================================================================================

                  Information Management Technologies Corporation
                          Notes to Financial Statements

                                  June 30, 1997
================================================================================

CONTINGENCIES (Continued)

EMPLOYMENT AGREEMENTS

      In December 1996, the Board of Directors appointed Matti Kon as the Company's Chief Executive Officer. Consequently, the Company entered into an employment agreement with Mr. Kon which provides for a base annual salary of $200,000 plus an incentive bonus equal to 20% of operating income as reported in the annual 10-K document, up to a maximum of $500,000. The agreement has an initial one year term and awarded Mr. Kon 500,000 options to purchase 500,000 shares of the Company's Class A common stock at an exercise price of $1.18 per share as a signing bonus. In the event the employment agreement is renewed for an additional one year term, Mr. Kon will be entitled to receive an additional 500,000 options to purchase 500,000 shares of Class A common stock at his original exercise price. The agreement further provides that Mr. Kon has the right to devote his time and attention to his other business interests.

      The Company has entered into an employment agreement with Mr. Joseph Gitto, its President and Chief Financial Officer. The agreement, as amended in July 1997, has an initial one year term and provides for an annual base salary of $165,000. In addition, Mr. Gitto is entitled to an incentive bonus equal to 15% of operating income as reported in the annual 10-K document, up to a maximum of $150,000, and has been awarded 600,000 options to purchase 600,000 shares of the Company's Class A Common stock at exercise prices ranging from $1.25 to $1.88 per share.

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

The Company agreed to repay the shareholders by making interest payments at a rate of 10% per annum in addition to returning the borrowed shares plus one additional share of Class A common stock for each ten shares of borrowed stock (an aggregate of 9,250 additional shares). The Company further agreed to grant cost free registration rights to each lender for the additional shares as a result of the loan transaction. The balance of the 78,750 shares was not remitted to CRG. CRG asserted a claim for the balance of the shares. The Company has disputed the claim based upon the position that CRG did not perform under the provisions of the service contract. The Company is currently in the process of instituting legal action, in the state of Florida based upon the jurisdiction which was recited in the agreement, to recover the stock and seek punitive damages from CRG.

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF RESULTS OF OPERATIONS

      The following schedule sets forth the percentage relationship of significant items of the Company's results of operations to revenues:

       ===================================================================
                                                    For the Three Months
                                                       Ended June 30,
                                                    ======================
                                                       1997       1996
       ===================================================================
       Revenues                                         100 %      100 %

       Cost of sales                                     75         67
       -------------------------------------------------------------------
       Gross profit                                      25         33

       Operating expenses:
             Selling, general and administrative         20         26
       -------------------------------------------------------------------

       Income from operations                             5          7

       Other (income) expenses:
             Interest expense, net                        4          4

             Interest on beneficial conversion of        10          -
             12% secured notes

             Equity in net income of INSCI Corp.          -        (1)
       -------------------------------------------------------------------

       Net other expense                                 14          3
       -------------------------------------------------------------------

       Net income (loss)                                (9)  %       4 %
       ===================================================================

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

THREE MONTHS ENDED 6/30/97 AS COMPARED TO THE THREE MONTHS ENDED 6/30/96

      During the three months ended June 30, 1997, the Company reported revenues of approximately $2,565,000, a decrease of $41,000 (or 2%) from revenues of approximately $2,606,000 reported during the three months ended June 30, 1996. The decrease in revenues was primarily attributable to decreased revenues from the Company's Litigation Duplication ("Lit Dup") division (a non-core profit center). Revenues generated from the Company's Lit Dup division amounted to approximately $103,000 (4% of total revenues for the three months ended June 30, 1997) ; a decrease of $193,000 (or 65%) from revenues of approximately $296,000 (11% of total June 30, 1996 revenues) reported for the three months ended June 30, 1996. As of June 30, 1997, the Company was party to eight (8) Facility Management contracts, as compared to six (6) of such agreements at June 30, 1996. Revenues generated from the Company's Facility Management division for the three months ended June 30, 1997 amounted to approximately $210,000 (8% of total June 30, 1997 revenues); a decrease of $92,000 (or 30%) from Facility revenues of $302,000 (12% of total June 30, 1996 revenues) reported for the three months ended June 30, 1996.

      Revenues from the Company's Regional Service Center ("RSC") operations increased approximately $244,000 (or 12%) to approximately $2,252,000 (88% of total revenues) for the three months ended June 30, 1997; compared to RSC revenues of approximately $2,008,000 (77% of total June 1996 revenues) reported for the three months ended June 30, 1996.

      Cost of sales for the three months ended June 30, 1997 amounted to approximately $1,918,000 (75% of total revenues) ; an increase of $163,000 (or 9%) from cost of sales of approximately $1,755,000 (67% of total June 1996 revenues) reported for the three months ended June 30, 1996. The increase in cost of sales relates directly to increases in the Company's purchases and consumption of paper and related supplies (of approximately $231,000) used in print production as IMTECH's emphasis continues to shift more toward Research Report printing and away from facility management services (with the exception of off-site Facility Management relationships). The increase in production material levels was offset by a decrease (of approximately $70,000) in personnel and related costs as the Company continued to redeploy and streamline its core production staff.

      Selling, general and administrative ("S,G&A") costs for the three months ended June 30, 1997 amounted to approximately $509,000 (20% of total June 1997 revenues); a decrease of $169,000 (or 25%) from SG&A of approximately $678,000 (26% of total revenues) reported for the three months ended June 30, 1996. The reduction in SG&A is primarily attributable to a decrease in overhead as a result of management's continuing efforts to make the Company operate more efficiently.

      Interest expense for the three months ended June 30, 1997 totaled approximately $96,000 (4% of total revenues) which was consistent with the interest reported for the three months ended June 30, 1996 of approximately $97,000 (also 4% of total revenues at June 30, 1996). However, as a result of complying with the Securities and Exchange Commission's ("SEC") position of accounting for the beneficial conversion feature of debt instruments, announced in March of 1997, the Company recorded an additional interest charge of approximately $267,000 (10% of total June 30, 1997 revenues) for the three months ended June 30, 1997. The additional interest charge, as it relates only to the compliance of the SEC's position, and has no bearing on the operations of the Company, represents the amortization of the conversion feature attached to the 12% convertible secured promissory notes outstanding at June 30, 1997. The interest is calculated as the difference between the conversion price and the fair value of the common stock into which the notes are convertible.

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The schedule below sets forth the Company's cash flow activities for the three months ended June 30, 1997 and 1996:

         ===================================================================
                                                For the Three Months Ended
                                                         March 31,
                                               =============================
                                                     1997           1996
         ===================================================================
         Operating activities                    $  (320,000)   $ (1,151,000)

         Investing activities                       (219,000)        (71,000)

         Financing activities                       (295,000)       (789,000)
         -------------------------------------------------------------------
         Decrease in cash and cash equivalents   $  (834,000)   $ (2,011,000)
         ===================================================================

      During the first quarter ended June 30, 1997, net cash used in operating activities amounted to approximately $320,000. The net outlay of cash was attributable to increases in accounts receivable and prepaid expenses and deposits of approximately $119,000 and $335,000, respectively. The net cash used for the period was partially offset by an increase in accounts payable and accrued liabilities of approximately $88,000.

      Net cash used for investing activities totaled approximately $219,000. The net outflow was primarily attributable to expenditures of capital assets which amounted to approximately $232,000. The cash outflow was offset by scheduled repayments from a loan to a related party.

      Net cash used in financing activities amounted to approximately $295,000, and consists of the following components:

   1) Repayments of capital lease obligations of $116,000; and
   2) Repayments of long-term debt of $269,000.

These repayments were offset in part by proceeds the Company received from the issuance of 12% convertible secured promissory notes in the amount of $90,000 offered as part of a private placement which was completed in February 1997.

      As of June 30, 1997 and 1996, the Company had a working capital deficiency of approximately $148,000 and $38,000, respectively.

      IMTECH has not pledged its assets except for the 400,000 shares of INSCI common stock that is pledged as collateral for the 12% convertible secured promissory notes. Management believes that the Company has the ability and resources to raise additional capital through financing of its receivables or by further divesting its ownership interest in INSCI Corp.

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

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

      In an Emerging Issues Task Force ("EITF") meeting sponsored by the Financial Accounting Standards Board held on March 13, 1997, the Securities and Exchange Commission ("SEC") announced their position on the accounting for the issuance of convertible debt securities with a nondetachable conversion feature that is "in-the-money" at the date of issue. Those securities are typically convertible into common stock at the lower of a conversion rate fixed at the date of issue or a fixed discount to the common stock's market price at the date of conversion, creating a "beneficial conversion feature". The SEC believes that the beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The amount is calculated at the date of issue as the difference between the conversion price and the fair value of the common stock into which the security in convertible. The discount resulting from the allocation of the proceeds, in effect, increases the interest rate of the security and should therefore be amortized as a charge to interest expense over the period from the date the security is issued to the date it first becomes convertible. The Company calculated the beneficial conversion feature of certain convertible debt and has accounted for it as additional interest expense for the three months ended June 30, 1997 and 1996.

INFLATION

      The Company has not experienced significant increases in the prices of materials or in the payment of operating expenses as a result of inflation. Although inflation has not been a significant factor to date, there can be no assurances that it will not be in the future.

                                                                     I/M/T/E/C/H
================================================================================

                                     PART II
                                OTHER INFORMATION

--------------------------------------------------------------------------------
ITEM 1. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

      In September 1992, IMTECH and INSCI, the Company's then majority-owned subsidiary (collectively known as the "Companies"), reached an agreement with the Securities and Exchange Commission ("SEC") to conclude and settle an informal investigation of the Companies. The Companies, without admitting or denying any of the allegations made by the SEC in its complaint, and without trial or final adjudication of the allegations made, consented to the entry of a five year order, (which expires on September 30, 1997), enjoining IMTECH and INSCI from future violations of certain provisions of the federal securities laws and the rules and regulations thereunder. The settlement may adversely affect IMTECH and INSCI by restricting their ability to raise funds from individuals located in certain significant states. The impact of the restrictions may prevent IMTECH and INSCI from conducting future public offerings or private placements to raise capital. IMTECH and INSCI may also be subject to contempt of court or other sanctions if they, at any time in the future, engage in actions that are deemed to violate the consent judgment and injunctions.

      In January 1994, IMTECH received correspondence from the U.S. Department of Labor ("DOL") stating their intent to penalize the Company in connection with their investigation of past IMTECH employee benefit plans. The DOL determined that for one of the plan years in question, the Company did not file the proper financial information required. The DOL states in their correspondence that they intend to penalize the Company for the amount of $50,000 regarding their findings. As of June 30, 1997, the penalty amount had not yet been assessed.

      On April 13, 1995, the SEC issued a private order of investigation of IMTECH and INSCI, the Company's former majority-owned subsidiary (which IMTECH currently holds a 12% ownership interest in), and their officers and directors for the period March 1993 through April 1995. The order of investigation inquired into whether the Companies and their then officers and directors engaged in violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"), failed to file annual reports and other information as required by the rules and regulations of the SEC in violation of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-11 and 13a-13, and failed to maintain proper books and records in violation of Section 13(b)(2) of the Exchange Act or falsified or caused to be falsified books and records of the Companies in violation of Section 13(b)(2)(a), Rule 13b 2-1, and Rule 13b 2-2 of the Exchange Act. On September 10, 1996, the SEC informed IMTECH and INSCI that the staff inquiry related to those matters had been terminated and no action had been recommended at that time.

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

--------------------------------------------------------------------------------
ITEM 1. LEGAL PROCEEDINGS (Continued)
--------------------------------------------------------------------------------

The Company has disputed the claim based upon the position that CRG did not perform under the provisions of the service contract. The Company is currently in the process of instituting legal action, in the state of Florida based upon the jurisdiction which was recited in the agreement, to recover the stock and seek punitive damages from CRG.

--------------------------------------------------------------------------------
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

[a]   Exhibits

      No exhibits are being filed with this report.

[b]   Reports on Form 8-K

      During the period between April 1, 1997 and August 15, 1997, the Company filed with the Commission reports on Form 8-K as follows:

      1) A report on Form 8-K, dated April 21, 1997, was filed with the Commission announcing the resignation of Mr. Robert Oxenberg as a director of the Company, and the appointment of Mr. Matti Kon, CEO and Director, as Chairman of the Board.

      2) A report on Form 8-K, dated April 22, 1997, was filed with the Commission announcing the extension of the expiration dates and exercise price of the issued and outstanding Class A and Class B Warrants of the Company.

      3) A report on Form 8-K, dated June 9, 1997, was filed with the commission announcing the resignation of Mr. Bruce Arnstein as Director of the Company.

      4) A report on Form 8-K, dated June 18, 1997, was filed with the commission announcing the appointment of Mr. Harry Markovits as a member of the Board of Directors.

                                                                     I/M/T/E/C/H
================================================================================

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INFORMATION MANAGEMENT TECHNOLOGIES
                                            CORPORATION


                                        By:/s/ Joseph A. Gitto Jr.
                                           -------------------------------------
                                           Joseph A. Gitto Jr.,
                                           President and Chief Financial Officer


Dated August 13, 1997