Form 10-Q
period 1997-09-30
INFORMATION MANAGEMENT TECHNOLOGIES CORP
filed 1997-11-14
CIK 824578

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)
--------------------------------------------------------------------------------


-------------------------------             ------------------------------------
          Delaware                                      58-1722085
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)
-------------------------------             ------------------------------------


--------------------------------------------------------------------------------
130 Cedar Street, Fourth Floor, New York, NY                  10006
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                 (Zip Code)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                 (212) 306-6100
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)
--------------------------------------------------------------------------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      At November 13, 1997, the Registrant had outstanding 5,579,552 shares of Class A Common Stock.

                                                                     I/M/T/E/C/H
================================================================================

                                      INDEX

                                                                            ----
                                                                            PAGE
                                                                            ----
----------------------------------------------------------------------------
PART  I             FINANCIAL INFORMATION
----------------------------------------------------------------------------

            ITEM  1 FINANCIAL STATEMENTS                                      1

            ITEM  2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL        18
                       CONDITION AND RESULTS OF OPERATIONS


----------------------------------------------------------------------------
PART  II            OTHER INFORMATION
----------------------------------------------------------------------------

            ITEM  1 LEGAL PROCEEDINGS                                        23

            ITEM  6 EXHIBITS AND REPORTS ON FORM 8-K                         24

                    SIGNATURES                                               25
                                                                            ----

                                                                     I/M/T/E/C/H
================================================================================

                                     PART I
                              FINANCIAL INFORMATION


--------------------------------------------------------------------------------
ITEM  1.    INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                            ----
                                                                            PAGE
                                                                            ----
         Balance Sheets as of September 30, 1997 and March 31, 1997           2

         Statements of Operations for the Three Months and Six Months
         Ended September 30, 1997 and 1996                                    4

         Statements of Cash Flows for the Six Months Ended                    5
         September 30, 1997 and 1996

         Notes to Financial Statements                                        6
                                                                            ----

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation

                                 BALANCE SHEETS

                                     ASSETS

                                                        -------------  ---------
                                                        September 30,  March 31,
                                                            1997         1997
                                                        -------------  ---------
                                                         (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                             $  725,870  $1,228,819
    Accounts receivable, net of allowance for doubtful
      accounts of $61,000 at September 30, 1997 and
      $36,800 at March 31, 1997                            1,336,716   1,331,428
    Inventory                                                279,903     281,729
    Note receivable - related party                           57,175      54,886
    Prepaid expenses and other current assets                738,776     590,224
                                                          ----------  ----------
                Total current assets                       3,138,440   3,487,086

PROPERTY AND EQUIPMENT - AT COST
    Production equipment                                   2,944,182   2,548,699
    Software                                                 367,508     242,932
    Furniture and fixtures                                   340,110     459,696
    Leasehold improvements                                   674,718     609,888
    Computer equipment                                       833,157     806,066
                                                          ----------  ----------
                                                           5,159,675   4,667,281
    Less:  Accumulated depreciation and amortization       2,149,415   2,065,833
                                                          ----------  ----------
                Net property and equipment                 3,010,260   2,601,448
                                                          ----------  ----------
OTHER ASSETS
    Note receivable - related party                          165,889     195,114
    Deposits and other assets                                431,454     364,405
    Investment in INSCI Corp.                              1,078,408   1,782,108
                                                          ----------  ----------
                Total other assets                         1,675,751   2,341,627
                                                          ----------  ----------
TOTAL ASSETS                                              $7,824,451  $8,430,161
                                                          ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation

                           BALANCE SHEETS (Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                -------------    ---------
                                                                September 30,    March 31,
                                                                    1997           1997
                                                                -------------    ---------
                                                                 (Unaudited)
CURRENT LIABILITIES
    Loan payable - related party                               $    125,000   $       --
    Current debt                                                    380,000        380,000
    Current maturities of long-term debt                            256,839        288,329
    Current maturities of long-term capital lease obligations       232,540        280,878
    Accounts payable                                              1,565,852      1,479,166
    Accrued salaries                                                133,501        157,820
    Other accrued liabilities                                     1,021,749        684,221
                                                               ------------   ------------
                Total current liabilities                         3,715,481      3,270,414

LONG-TERM DEBT, less current maturities                             790,000        900,000

DEFERRED RENT                                                       376,515        382,677

CAPITAL LEASE OBLIGATIONS, less current maturities                  356,607        213,002
                                                               ------------   ------------
                Total long-term liabilities                       1,523,122      1,495,679
                                                               ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    12% Preferred Stock - authorized 3,000,000 shares at
       $1.00 par value; 2,662,860 shares issued and
       outstanding at September 30, 1997 and March 31, 1997       2,662,860      2,534,100
    Class A common stock - authorized 100,000,000 shares
       at $.04 par value; 5,579,552 shares issued and
       outstanding at September 30, 1997 and March 31, 1997         223,182        223,182
    Additional paid-in capital                                   31,972,922     31,528,477
    Unrealized gain from investment in securities available
       for sale                                                   1,078,408      1,774,515
    Accumulated deficit                                         (33,351,524)   (32,396,206)
                                                               ------------   ------------
                Total stockholders' equity                        2,585,848      3,664,068
                                                               ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  7,824,451   $  8,430,161
                                                               ============   ============

   The accompanying notes are an integral part of these financial statements.

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        -------------------------   -------------------------
                                            Three Months Ended           Six Months Ended
                                               September 30,               September 30,
                                        -------------------------   -------------------------
                                            1997          1996          1997          1996
                                        -----------   -----------   -----------   -----------
Revenues                                $ 2,097,418   $ 2,816,925   $ 4,662,346   $ 5,423,043

Cost of sales                             1,794,103     2,485,810     3,712,059     4,240,873
                                        -----------   -----------   -----------   -----------
Gross profit                                303,315       331,115       950,287     1,182,170

Selling, general and administrative
     expenses                               793,636       900,313     1,302,848     1,578,513
                                        -----------   -----------   -----------   -----------
Loss from operations                       (490,321)     (569,198)     (352,561)     (396,343)

Other (income) expenses:
     Interest expense, net                  121,047       103,042       217,543       200,563
     Interest - beneficial conversion
          attached to convertible debt      177,777          --         444,444          --
     Gain from the sale of INSCI Corp.
          stock                             (59,230)   (2,078,661)      (59,230)   (2,078,661)
     Equity in net loss of INSCI Corp.         --         183,110          --         158,030
                                        -----------   -----------   -----------   -----------
                  Net other (income)
                       expense              239,594    (1,792,509)      602,757    (1,720,068)
                                        -----------   -----------   -----------   -----------

Net income (loss)                       $  (729,915)  $ 1,223,311   $  (955,318)  $ 1,323,725
                                        ===========   ===========   ===========   ===========

Net income (loss) per share             $     (0.13)  $      0.24   $     (0.17)  $      0.28
                                        ===========   ===========   ===========   ===========
Weighted average number of shares
     outstanding                          5,579,552     5,047,837     5,579,552     4,710,822
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

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           -------------------------
                                                                                Six Months Ended
                                                                                  September 30,
                                                                           -------------------------
                                                                               1997         1996
                                                                           -----------   -----------
Cash flows from operating activities
     Net income (loss)                                                     $  (955,318)  $ 1,323,725
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
        Depreciation and amortization                                          240,000       202,377
        Amortization of loan and consulting fees                                42,500          --
        Amortization of beneficial conversion feature related
           to convertible debt                                                 444,445          --
        Interest paid on the issuance of preferred stock                       128,760          --
        Equity in net loss of INSCI Corp.                                         --         158,030
        Gain from sale of INSCI Corp. stock                                    (59,230)   (2,078,661)
        Provision for doubtful accounts                                         33,468         7,604
        Deferred rent                                                           (6,162)          (49)
        Changes in assets and liabilities:
           Accounts receivable                                                 (38,755)      (26,980)
           Inventory                                                             1,826       (77,366)
           Prepaid expenses and other current assets,
              deposits and other                                              (258,102)      (98,944)
           Accounts payable, accrued expenses and other
              current liabilities                                              510,478      (824,630)
                                                                           -----------   -----------
                      Net cash provided by (used in) operating activities       83,910    (1,414,894)
                                                                           -----------   -----------

Cash flows from investing activities
     Capital expenditures                                                     (389,507)     (267,977)
     Repayments from loan to related party                                      26,936          --
     Proceeds from the sale of INSCI Corp. stock                                67,931     2,536,947
                                                                           -----------   -----------
                      Net cash (used in) provided by investing activities     (294,640)    2,268,970
                                                                           -----------   -----------

Cash flows from financing activities
     Net repayments under bank credit facility                                    --        (640,056)
     Net proceeds from issuance of long-term debt                               90,000          --
     Proceeds from related party loan                                          125,000          --
     Payments of capital lease obligations                                    (164,037)     (128,192)
     Repayments of long-term debt                                             (343,182)     (431,975)
                                                                           -----------   -----------
                      Net cash used in financing activities                   (292,219)   (1,200,223)
                                                                           -----------   -----------

 Net decrease in cash and cash equivalents                                    (502,949)     (346,147)

 Cash and cash equivalents, beginning of year                                1,228,819     2,011,560
                                                                           -----------   -----------
 Cash and cash equivalents, end of period                                  $   725,870   $ 1,665,413
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

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1997
================================================================================

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

      At September 30, 1997, the Company holds a 11% ownership interest in INSCI Corp. ("INSCI") , a Massachusetts based developer of software. At September 30, 1996, the Company held a 18% ownership interest in INSCI. The investment in INSCI was accounted for under the equity method through the period when the Company owned more than 20% of the common stock in INSCI. When the Company's investment in INSCI decreased below 20% the investment in INSCI was accounted for under the "Securities Available For Sale" method as promulgated by Statement of Financial Accounting Standards ("SFAS") No. 115.

BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") established for interim financial information and Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Management believes however that all of the adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1998. For further information, refer to the financial statements and disclosures thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following is a summary of the significant accounting policies that have been applied on a consistent basis in the preparation of the accompanying financial statements:

1.    Revenue Recognition

      Revenue is recorded when services are performed or upon delivery of the product.

2.    Cash and Cash Equivalents

      For the purposes of reporting cash flows (presented under the indirect method), the Company considers all highly liquid investments with insignificant interest rate risk and an original maturity of three months or less to be cash equivalents. The cash equivalents are carried at cost which approximates fair value. At September 30, 1997, cash equivalents included funds deposited in a liquid asset fund with a financial institution.

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1997
================================================================================

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2.    Cash and Cash Equivalents (Continued)

      In addition, at September 30, 1997, cash and cash equivalents includes a certificate of deposit in the amount of $504,270 issued by a financial institution, which is maintained as security for the Company's obligation under an operating lease for certain production equipment.

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

6.    Net Income (Loss) Per Share

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

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1997
================================================================================

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

7.    Concentration of Credit Risk (Continued)

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

10.   Impairment of Long-Lived Assets

      In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow value is required. No such write-downs were required for the six months ended September 30, 1997.

11.   Accounting for Stock Options

      Prior to April 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. APB No. 25 requires that compensation expense be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. During the fiscal year ended March 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for employee stock option grants made from 1995 forward as if the fair-valued-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure provisions of SFAS No. 123.

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1997
================================================================================

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

12.   Convertible Debt

      The beneficial conversion feature of certain outstanding convertible securities is accounted for as additional interest to the holders and amortized over the period from the date of issue through the date the securities first become convertible. This policy conforms to the accounting for these transactions announced by the Securities and Exchange Commission (`SEC") Staff in March 1997.

INVESTMENT IN INSCI CORP.

      The Company holds a 11% ownership interest in INSCI, its former majority-owned subsidiary. At September 30, 1997, the carrying value and estimated fair market value of the Company's investment in INSCI is as follows:

                                     -----------------------------------------
                                     Cost Basis  Market Value  Unrealized Gain
                                     -----------------------------------------
Investment in INSCI Corp.
(486,032 shares)                          -      $ 1,078,408     $ 1,078,408
==============================================================================

      The investment is accounted for under the "Securities Available For Sale" method as promulgated by SFAS No. 115. As a result, the investment is carried at fair market value. During the second quarter of fiscal year 1997, the Company sold 703,000 shares of INSCI Corp. stock. Prior to that sale, IMTECH owned a 38% interest in INSCI, whose results were accounted for under the equity method. At September 30, 1997, 400,000 shares of the INSCI stock is pledged as collateral for the outstanding 12% convertible secured promissory notes issued in connection with the February 1997 private placement offering of $1,000,000. However, the Company has the right to receive the return of 100,000 shares of the pledged stock in the event it becomes required in order for IMTECH to obtain financing or sell the shares for a source of working capital.

CURRENT DEBT

      At September 30, 1997 and March 31, 1997, current debt consisted of:

                                                  --------------------------
                                                  September 30,    March 31,
                                                      1997           1997
       ---------------------------------------------------------------------
       12% subordinated convertible debentures    $   380,000    $   380,000
                                                  -----------    -----------

In connection with a private placement completed in January 1996, the Company issued $380,000 in subordinated convertible debentures. The debentures accrue interest at a per annum rate of 12% and entitle the holders to convert the debentures plus accrued interest into Class A common stock of the Company at a price per share of $1.50. The debentures mature in January 1998.

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1997
================================================================================

LONG-TERM DEBT

      At September 30, 1997 and March 31, 1997, long-term debt obligations consisted of the following:

                                               ----------------------------
                                                September 30,    March 31,
                                                     1997          1997
     ----------------------------------------------------------------------
     Trade payables conversion notes  [2]      $      256,840   $   288,329
     12% convertible  secured  notes [1], [3]         790,000       900,000
                                                 -------------   -----------
                                                    1,046,840     1,188,329
     Less: Current maturities                         256,840       288,329
                                                 -------------   -----------
     Total long-term debt                      $      790,000   $   900,000
                                                 =============   ===========


[1] In connection with a February 1997 private placement offering, the Company issued convertible secured promissory notes in exchange for proceeds of $1,000,000 (of which $900,000 was received in the prior fiscal year and the balance of $100,000 was received during the six months ended September 30, 1997) as part of a private placement offering. The notes bear interest at a per annum rate of 12%, and at the option of IMTECH, the interest can either be paid in cash or in the Company's Class A common stock. The notes are secured by a pledge of 400,000 shares of INSCI Corp. stock. The Company has the right, under the pledge agreement, to receive the return of 100,000 shares of the pledged stock in the event it becomes required in order for IMTECH to obtain financing or sell the shares for a source of working capital. The notes can be converted into Class A common stock of the Company at a 40% discount to the previous five day average closing price, subject to certain conversion limitations as set forth in the placement memorandum. The right of conversion permits the holders the right to convert up to a maximum of 10% of their note holdings in any month for a period of three years from the effective date of registration for the shares of Class A common stock underlying the notes. At the end of the three year conversion period the notes are subject to a mandatory conversion. In addition, each $1.00 principal amount of the notes entitles the holders to one warrant to purchase one share of IMTECH's Class A common stock at a 40% discount to the previous five day average closing price prior to the conversion of the warrants. The Company has granted cost-free demand and "piggyback" registration rights with respect to the stock underlying the notes issued to the holders.

[2] In June 1997 and March 1996, the Company negotiated with two of its key suppliers to convert $111,692 and $545,472 of accounts payable, respectively, into unsecured installment promissory notes. The notes are payable in monthly aggregate installments of $35,292 including interest at a per annum rates ranging from 8.5% to 11.5%.

[3] In an Emerging Issues Task Force ("EITF") meeting sponsored by the Financial Accounting Standards Board, held on March 13, 1997, the Securities and Exchange Commission ("SEC") announced their position on the accounting for the issuance of convertible debt securities with a nondetachable conversion feature that is "in-the-money" at the date of issue. Those securities are usually convertible into common stock at the lower of a conversion rate fixed at the date of issue or a fixed discount to the common stock's market price at the date of conversion, creating a "beneficial conversion feature".

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1997
================================================================================

LONG-TERM DEBT (Continued)

[3]   (Continued)

      The SEC believes that the beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The amount is calculated at the date of issue as the difference between the conversion price and the fair value of the common stock into which the security is convertible. The discount resulting from the allocation of the proceeds, in effect, increases the interest rate of the security and should therefore be amortized as a charge to interest expense over the period from the date the security is issued to the date it first becomes convertible. The beneficial conversion feature of the convertible secured promissory notes above is accounted for as additional interest expense. For the six months ended September 30, 1997, additional interest expense of approximately $444,000 was charged to operations.

RELATED PARTY TRANSACTIONS

BLITZ SYSTEMS, INC.

      IMTECH is party to a consulting agreement with Blitz Systems, Inc. ("Blitz"), a company owned 100% by the Chief Executive Officer of IMTECH. Blitz is a computer systems consulting firm specializing in developing total business solutions for business management systems. During the year ended March 31, 1997, the Company renewed the agreement for one year at a base consulting fee of $520,000 per annum plus the cost of related computer hardware and software. Prior to fiscal year 1997, Blitz had performed computer consulting services for IMTECH on a month-to-month basis. Blitz's responsibilities under the contract are to reengineer, reorganize and run the day-to-day operations of IMTECH's data processing department. In addition, Blitz provides extensive technical support for many of IMTECH's clients on-site; and analyzes, designs and develops customized database systems as required by the management of IMTECH. Fees paid to Blitz for consulting services for the six months ended September 30, 1997 amounted to approximately $270,000.

      In December 1996, IMTECH loaned Blitz the sum of $250,000. The loan is evidenced by promissory note, which on April 30, 1997, Blitz commenced repayment thereof on an installment basis over a forty-eight month period at $6,162 per month including interest at 8.5%. The Company did not process the lien to secure collateral for the loan in consideration of receiving continuing services from Research Distribution Services, Inc., ("RDS"), (a company affiliated to Blitz through common ownership and control), who IMTECH is indebted to for unpaid fees equal to the amount of the outstanding loan balance due to the Company from Blitz. Consequently, RDS has agreed not to file a lien on IMTECH's assets to secure the unpaid fees owed to it by IMTECH.

RESEARCH DISTRIBUTION SERVICES, INC.

      In November 1996, the Company entered into a service agreement with Research Distribution Services, Inc. ("RDS"), a company owned by the Chief Executive Officer of IMTECH. Under the contract, RDS is to provide mailing list database management, fulfillment, mailing and related services to IMTECH for a period of one year. The contract runs from January 1, 1997 through December 31, 1997, at a monthly minimum cost to IMTECH of $22,500 (based on minimum average fulfillment levels as stipulated in the agreement). Total fees charged to operations for the six months ended September 30, 1997 amounted to approximately $135,000. As of November 14, 1997, the Company is obligated to RDS for unpaid fees of approximately $210,000.

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1997
================================================================================

RELATED PARTY TRANSACTIONS (Continued)

LOAN PAYABLE

      In September 1997, the Company received proceeds of $125,000 as a result of a loan from an individual who performs consulting services for IMTECH, and is also a member of the Board of Directors. The loan is unsecured and bears interest at a per annum rate of 12%. In November 1997, the Company repaid the loan in full plus accrued interest.

CAPITAL LEASE OBLIGATIONS

      The Company is the lessee of various high speed duplicating equipment under noncancellable capital leases expiring in various years through 2002. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments (based on interest rates ranging from 10% to 26%) or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. At September 30, 1997 and March 31, 1997, the book value of the equipment under capital leases was approximately $1,059,000 and $901,000, respectively.

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

      Generally accepted accounting principles require that rental payments under a noncancellable lease with scheduled rent increases be recognized on a straight-line basis over the lease term. As a result, additional rent expense has been recognized for the six months ended September 30, 1997 and 1996. Consequently, deferred rent of approximately $376,500 and $382,700 representing pro-rata future payments is reflected in the accompanying balance sheets as of September 30, 1997 and March 31, 1997, respectively.

      Minimum future rental payments under the noncancellable operating lease at September 30, 1997 were as follows:

         ----------------------------
         For the Year Ended March 31,
         ---------------------------------------
          1998 - Remaining          $    250,800
                 1999                    512,000
                 2000                    528,000
                 2001                    544,600
                 2002                    579,800
              Thereafter                 775,000
                                    ------------
                                    $  3,190,200
                                    ============

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1997
================================================================================

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

      At March 31, 1997, the Company had net operating loss carryforwards ("N.O.L.'s") totaling $13,785,000 available to offset future federal and state taxable income through 2011 as follows:

                              --------    --------
                              N.O.L.'s    Expiring
      --------------------------------------------
       March 31,
          1989             $  2,209,000     2004
          1990                2,405,000     2005
          1991                1,407,000     2006
          1992                1,628,000     2007
          1994                  284,000     2009
          1995                1,350,000     2010
          1996                4,502,000     2011
                           ------------
                           $ 13,785,000
                           ============

The tax benefits resulting from the N.O.L.'s have been fully reserved because the likelihood of their realization could not be determined.

COMMON STOCK OPTIONS

NON-QUALIFIED STOCK OPTION PLAN

      In August 1987, the Board of Directors approved and adopted a Non-Qualified Stock Option ("NQSO") plan. Under the NQSO plan, individuals determined to be key persons whom the Company relies on for the successful conduct of its business, as determined by the Compensation Committee, are granted options to purchase IMTECH's Class A common stock. There are 4,000,000 shares reserved for grant under the NQSO plan. At September 30, 1997, options to purchase approximately 2,366,000 shares of Class A common stock were outstanding and approved for grant under the NQSO plan at exercise prices ranging from $1.00 to $9.90 per share.

INCENTIVE STOCK OPTION PLAN

      In August of 1987, the Board of Directors adopted the Company's Incentive Stock Option ("ISO") plan. The ISO plan allows the Company to grant to employees determined to be key personnel by management, incentive stock options under the guidelines of Section 422 of the Internal Revenue Code. The plan is available to all of the Company's employees, including officers and employee directors, and is intended to be used by management to attract and retain key employees. The ISO is administered by the Compensation Committee, who establishes the terms of the options granted including their exercise prices, the dates of grant and number of shares subject to options.

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1997
================================================================================

COMMON STOCK OPTIONS (Continued)

INCENTIVE STOCK OPTION PLAN (Continued)

      The exercise prices of all of the options granted under the ISO plan must be equal to no less than the fair market value of the Class A common stock on the date of grant, and the terms of the options may not exceed ten years. 3,000,000 shares of IMTECH Class A common stock are reserved under the ISO plan for grant. For any stockholder who may own more than 10% of the Company's outstanding voting shares, the exercise price of options received under the ISO plan must be at least equal to 110% of the fair market value of the Class A common stock on the date of grant, and the term of the options must not exceed five years. At September 30, 1997, options to purchase approximately 2,346,000 shares of IMTECH's Class A common stock were outstanding and approved for grant under the ISO plan at exercise prices ranging from $1.88 to $5.85 per share.

DIRECTORS OPTION PLAN

      In October 1988, the Board of Directors adopted the Directors Option ("DO") plan, which was authorized by the stockholders' on December 19, 1988, and was subsequently amended in October 1992. The purpose of the DO plan is to help IMTECH retain the services of qualified non-officer or non-employee directors, who are considered essential to the business progress of the Company. Under the DO plan, options are granted only on the date of the annual stockholders' meeting. A total of 1,500,000 shares of the Company's Class A common stock has been reserved for grant under the DO plan. At September 30, 1997, there were no options outstanding under the DO plan.

STOCK-BASED COMPENSATION

      During the fiscal year ended March 31, 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The pronouncement requires entities to recognize as compensation expense over the vesting period the fair value of stock-based awards on the date of grant. Alternatively SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma net income (loss) per share disclosures for employee stock option grants made from 1995 forward as if the fair-valued-based method defined in SFAS No. 123 had been applied. The Company has elected to adopt the disclosure-only provisions of SFAS No. 123, and as described above, will continue to apply APB No. 25 to account for stock options. Had compensation expense been determined as provided in SFAS No. 123 for stock options the pro forma effect on the financial statements for the six months ended September 30, 1997 would have been immaterial.

CONTINGENCIES

INVESTIGATION BY THE SECURITIES AND EXCHANGE COMMISSION

      On April 3, 1995, the SEC issued a private order of the investigation of both IMTECH and INSCI, the Company's then majority-owned subsidiary (which IMTECH currently holds a 11% ownership interest in), and their officers and directors for the period March 1994 through April 13, 1995.

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1997
================================================================================

CONTINGENCIES (Continued)

INVESTIGATION BY THE SECURITIES AND EXCHANGE COMMISSION (Continued)

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

EMPLOYEE BENEFIT PLANS

      In January 1994, the Company received correspondence from the United States Department of Labor (the "DOL") stating their intent to penalize the Company in connection with an investigation of past IMTECH employee benefit plans (prior to April 1, 1992). The DOL concluded that for certain plan years the Company did not file the proper financial information required. In October 1997, the DOL assessed the Company with a penalty of $25,000 as a result of their findings. The penalty which is payable, without interest, in twelve monthly installments of $2,083, through November 1998 is included in accrued liabilities on the balance sheet as of September 30, 1997.

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

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1997
================================================================================

CONTINGENCIES (Continued)

EMPLOYMENT AGREEMENTS (Continued)

      The Company has entered into an employment agreement with Mr. Joseph Gitto, its President and Chief Financial Officer. The agreement, as amended in July 1997, has an initial one year term and provides for an annual base salary of $180,000. In addition, Mr. Gitto is entitled to an incentive bonus equal to 15% of operating income as reported in the annual 10-K document, up to a maximum of $150,000, and has been awarded 600,000 options to purchase 600,000 shares of the Company's Class A Common stock at exercise prices ranging from $1.25 to $1.88 per share.

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

The Company agreed to repay the shareholders by making interest payments at a rate of 10% per annum in addition to returning the borrowed shares plus one additional share of Class A common stock for each ten shares of borrowed stock (an aggregate of 9,250 additional shares). The Company further agreed to grant cost free registration rights to each lender for the additional shares as a result of the loan transaction. The balance of the 78,750 shares was not remitted to CRG. CRG asserted a claim for the balance of the shares. The Company has disputed the claim based upon the position that CRG did not perform under the provisions of the service contract. The Company is currently considering instituting legal action, in the state of Florida based upon the jurisdiction which was recited in the agreement, to recover the stock and seek punitive damages from CRG.

SUBSEQUENT EVENTS

      In November 1997, IMTECH (the "Company") entered into a two year credit arrangement with MTB Bank (the "Bank"). Under the credit arrangement, the Company can borrow up to 80% of eligible accounts receivable and 35% of eligible paper inventory (up to a maximum of $50,000), both of which in the aggregate cannot exceed a total of $1,500,000 (including $250,000 in outstanding letters of credit) at any one time. The outstanding advances under the arrangement will bear interest at the banks prime rate plus two percent (2%).

      In conjunction with the execution of the credit arrangement, the Company entered into a security agreement which grants the Bank a security interest in substantially all of the assets of IMTECH as collateral for all indebtedness outstanding under the arrangement. The credit arrangement contains a minimum tangible net worth covenant of $2,000,000. In addition to the collateral secured as part of the security agreement, the Company also pledged 100,000 shares of INSCI Corp. common stock.

                                                                     I/M/T/E/C/H
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1997
================================================================================

SUBSEQUENT EVENTS (Continued)

      In connection with the closing of the credit arrangement, the Company issued a warrant to the Bank which entitles it to purchase 25,000 shares of Class A common stock of IMTECH at the market price of the underlying shares on the closing date.

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF RESULTS OF OPERATIONS

      The following schedule sets forth the percentage relationship of significant items of the Company's results of operations to revenues:

                                              ====================   ==================
                                              For the Three Months   For the Six Months
                                               Ended September 30,   Ended September 30,
                                              ====================   ==================
                                                 1997     1996           1997    1996
======================================================================================
Revenues                                          100%     100 %         100 %   100 %
----------------------------------------------
Cost of sales                                      86       88            80      78
======================================================================================
Gross profit                                       14       12            20      22
----------------------------------------------
Operating expenses:
   Selling, general and administrative             37       32            28      29
======================================================================================
Loss from operations                              (23)     (20)           (8)     (7)
----------------------------------------------
Other (income) expenses:
   Interest expense, net                            6        4             5       4
----------------------------------------------
   Interest on beneficial conversion of
     12% convertible secured notes                  9       --             9      --
----------------------------------------------
   Gain from sale of INSCI Corp. stock             (3)     (74)           (1)    (38)
----------------------------------------------
   Equity in net loss of INSCI Corp.               --        7            --       3
======================================================================================
Net other (income) expense                         12      (63)           13     (31)
======================================================================================
Net income (loss)                                 (35)%     43 %         (21)%    24 %
======================================================================================

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

THREE MONTHS ENDED 9/30/97 AS COMPARED TO THE THREE MONTHS ENDED 9/30/96

      During the three months ended September 30, 1997 the Company reported revenues of approximately $2,097,000, a decrease of $720,000 (or 34%) as compared to revenues of approximately $2,817,000 generated during the three months ended September 30, 1996. The Company's Regional Service Center ("RSC") division reported revenues of approximately $1,826,000 (which represents 87% of total revenues) for the three months ended September 30, 1997; a decrease of $612,000 (or 34%) from revenues of approximately $2,438,000 (also 87% of total revenues) generated during the three months September 30, 1996. The decrease in RSC revenues is primarily attributable to the Company's decision to exit certain unprofitable lines of business which accounted for approximately $306,000 of the decrease. In addition the Company experienced a slower than usual summer period, as well as, the loss of one of it's larger clients. The decreases were partially offset by the addition of six (6) new clients to the Company's core research report printing business during the three months ended September 30, 1997. The Company's Facility Management division generated revenues of approximately $211,000 (10% of total revenues) for the three months ended September 30, 1997; an increase of $19,000 (or 9%) from revenues of approximately $192,000 (which represented 7% of total revenues) for the three months ended September 30, 1996. The Company's Litigation Duplication division reported revenues of approximately $60,000 (3% of total revenues) ; a decrease of $126,000 from revenues of approximately $186,000 generated in the prior year's period.

      Cost of sales for the three months ended September 30, 1997 amounted to approximately $1,794,000 (86% of revenues); which decreased approximately $692,000 (or 39%) from cost of sales of approximately $2,486,000 (88% of revenues) in the prior year's period. The decrease is a direct result of decreased volumes experienced in the quarter ended September 30, 1997.

      Selling, general and administrative ("SG&A") expenses amounted to approximately $794,000 (38% of revenues) for the three months ended September 30, 1997, which represents a decrease of $106,000 (or 13%) from SG&A expenses of approximately $900,000 (32% of revenues) reported for the three months ended September 30, 1996. The decrease is primarily attributable to cut-backs in personnel and related costs as the Company continues to achieve certain economies from new technologies.

      Interest expense for the three months ended September 30, 1997 totaled approximately $121,000 (6% of revenues) as compared to interest expense of approximately $103,000 (4% of revenues) reported for the three months ended September 30, 1996; an increase of approximately $18,000 (or 15%).

      As a result of complying with the Securities and Exchange Commissions ("SEC") position of accounting for the beneficial conversion feature of debt instruments announced in March of 1997, the Company recorded an additional interest charge of approximately $178,000 (8% of revenues) for the three months ended September 30, 1997. The additional interest charge, as it relates only to the compliance of the SEC's position, and has no bearing on the operations of the Company, represents the amortization of the conversion feature attached to the 12% convertible secured promissory notes outstanding at September 30, 1997. The interest is calculated as the difference between the conversion price and the fair value of the common stock into which the notes are convertible.

      During the three months ended September 30, 1997 the company exchanged shares of stock in INSCI Corp., its former majority-owned subsidiary, for repayment of certain debt. As a result of the transaction, the Company recognized a gain from the exchange of approximately $59,000 (3% of revenues). During the three months ended September 30, 1996, the Company recognized a gain of approximately $2,078,000 (which represented 74% of total 1996 revenues) from the sale of 600,000 shares in INSCI Corp. common stock.

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

SIX MONTHS ENDED 9/30/97 AS COMPARED TO THE SIX MONTHS ENDED 9/30/96

      During the six months ended September 30, 1997 the Company generated total revenues of approximately $4,662,000 which reflects a decrease of $761,000 (or 16%) as compared to revenues of approximately $5,423,000 which were reported for the six months ended September 30, 1996.

      Revenues from the Company's RSC division totaled approximately $4,078,000 (87% of total revenues for the six months ended September 30, 1997); a decrease of approximately $368,000 (or 9%) when compared to revenues of approximately $4,446,000 (82% of total revenues) that were generated during the six months ended September 30, 1996. The decrease in RSC revenues is primarily attributable to the Company's decision to exit certain unprofitable lines of business, which in total, accounted for approximately $306,000 of the decrease. In addition, the Company experienced a slower than usual summer period, as well as, the loss of one of it's larger clients. The decreases were partially offset by the addition of 11 new clients to the Company's core research report printing business during the six months ended September 30, 1997. Revenues generated from the Company's Facility Management division amounted to approximately $422,000 (9% of total revenues) for the six months ended September 30,1997; a decrease of $73,000 (or 17%) from revenues of approximately $495,000 (9% of total revenues) reported for the six months ended September 30, 1996. The decrease is a result of the Company's decision not to renew certain facility management agreements which did not meet the Company's minimum profit margin requirements. The Company's Litigation Duplication division reported revenues of approximately $163,000 (4% of 1997 revenues), which decreased approximately $319,000 from revenues of approximately $482,000 reported in the prior year's period.

      Cost of sales for the six months ended September 30, 1997 amounted to approximately $3,712,000 (80% of revenues at September 30, 1997); a decrease of $529,000 (or 14%) from cost of sales of approximately $4,241,000 (78% of revenues) reported in the prior year's period. The decrease is a direct result of decreased volumes experienced in the quarter ended September 30, 1997.

      Selling, general and administrative ("SG&A") expenses totaled approximately $1,303,000 (28% of revenues) for the six months ended September 30, 1997; a decrease of approximately $276,000 (or 21%) from SG&A expenses of approximately $1,579,000 (29% of revenues) reported for the six months ended September 30, 1996. The decrease comes as a result of a reduction in support personnel and related costs as the company continues to achieve certain economies from new technologies.

      Interest expense for the six months ended September 30, 1997 amounted to approximately $218,000 (5% of 1997 revenues) as compared to interest expense of approximately $201,000 (4% of revenues) charged to the six month period ended September 30,1996; an total increase of $17,000 (or 8%).

      As a result of complying with the Securities and Exchange Commissions ("SEC") position of accounting for the beneficial conversion feature of debt instruments announced in March of 1997, the Company recorded an additional interest charge of approximately, $444,000 (10% of revenues) for the six months ended September 30, 1997. The additional interest charge, as it relates only to the compliance of the SEC's position, and has no bearing on the operations of the Company, represents the amortization of the conversion feature attached to the 12% convertible secured promissory notes outstanding at September 30, 1997. The interest is calculated as the difference between the conversion price and the fair value of the common stock into which the notes are convertible.

                                                                     I/M/T/E/C/H
================================================================================

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

SIX MONTHS ENDED 9/30/97 AS COMPARED TO THE SIX MONTHS ENDED 9/30/96 (Continued)

      During the six months ended September 30, 1997 the company exchanged shares of stock in INSCI Corp. , its former majority-owned subsidiary, for repayment of certain debt. As a result of the transaction, the Company recognized a gain of approximately $59,000 (3% of revenues) from the exchange. During the six month period ended September 30, 1996, the Company recognized a gain of approximately $2,079,000 (which represented 74% of September 1996 revenues) from the sale of 600,000 shares in INSCI Corp. common stock.

LIQUIDITY AND CAPITAL RESOURCES

The schedule below sets forth the Company's cash flow activities for the six months ended September 30, 1997 and 1996:

         ===================================================================
                                                 For the Six Months Ended
                                                      September 30,
                                               =============================
                                                   1997           1996
         ===================================================================
         Operating activities                    $    83,900   $ (1,415,000)

         Investing activities                       (294,600)     2,269,000

         Financing activities                       (292,200)    (1,200,000)
         -------------------------------------------------------------------
         Decrease in cash and cash equivalents   $  (502,900)  $   (346,000)
         -------------------------------------------------------------------

      During the quarter ended September 30, 1997, net cash generated from operating activities amounted to approximately $84,000, which was the result of an increase in accounts payable, offset in part by an increase in accounts receivable and prepaid expenses.

      Net cash used for investing activities amounted to approximately $295,000 as a result of cash outlays for capital expenditures of approximately $390,000. The cash outlays were offset by proceeds generated from the sale of INSCI Corp. stock (approximately $68,000) and proceeds from the repayments of certain related party loans (which amounted to approximately $27,000).

      Net cash used in financing activities amounted to approximately $292,000. The net cash outlay was primarily attributable to the repayments of long-term debt and capital lease obligations (approximately $343,000 and $164,000, respectively). The cash outlays were offset in part by proceeds generated from the issuance of debt (approximately $90,000) and the receipt of loan (approximately $125,000) by the Company from one of its Board members.

      At of September 30, 1997, the Company had a working capital deficiency of approximately $577,000 as compared to a working capital surplus of approximately $1,606,000 at September 30, 1996.

      In November 1997, the Company entered into a two year credit arrangement with MTB Bank (the "Bank"). Under the credit arrangement, the IMTECH can borrow up to 80% of eligible accounts receivable and 35% of eligible paper inventory (up to a maximum of $50,000), both of which in the aggregate cannot exceed a total of $1,500,000 (including $250,000 in outstanding letters of credit) at any one time. The credit facility provides a key source of working capital to the Company.

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

      In an Emerging Issues Task Force ("EITF") meeting sponsored by the Financial Accounting Standards Board held on March 13, 1997, the Securities and Exchange Commission ("SEC") announced their position on the accounting for the issuance of convertible debt securities with a nondetachable conversion feature that is "in-the-money" at the date of issue. Those securities are typically convertible into common stock at the lower of a conversion rate fixed at the date of issue or a fixed discount to the common stock's market price at the date of conversion, creating a "beneficial conversion feature". The SEC believes that the beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The amount is calculated at the date of issue as the difference between the conversion price and the fair value of the common stock into which the security in convertible. The discount resulting from the allocation of the proceeds, in effect, increases the interest rate of the security and should therefore be amortized as a charge to interest expense over the period from the date the security is issued to the date it first becomes convertible. The Company calculated the beneficial conversion feature of certain convertible debt and has accounted for it as additional interest expense for the six months ended September 30, 1997 and 1996.

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
--------------------------------------------------------------------------------

      In January 1994, IMTECH received correspondence from the U.S. Department of Labor ("DOL") stating their intent to penalize the Company in connection with their investigation of past IMTECH employee benefit plans. The DOL determined that for certain plan years in question, the Company did not file the proper financial information required. In October 1997, the DOL assessed the Company with a penalty of $25,000 as a result of their findings. The penalty is payable in twelve monthly installments of $2,083 through November 1998.

      On April 13, 1995, the SEC issued a private order of investigation of IMTECH and INSCI, the Company's former majority-owned subsidiary (which IMTECH currently holds a 11% ownership interest in), and their officers and directors for the period March 1993 through April 1995. The order of investigation inquired into whether the Companies and their then officers and directors engaged in violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"), failed to file annual reports and other information as required by the rules and regulations of the SEC in violation of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-11 and 13a-13, and failed to maintain proper books and records in violation of Section 13(b)(2) of the Exchange Act or falsified or caused to be falsified books and records of the Companies in violation of Section 13(b)(2)(a), Rule 13b 2-1, and Rule 13b 2-2 of the Exchange Act. On September 10, 1996, the SEC informed IMTECH and INSCI that the staff inquiry related to those matters had been terminated and no action had been recommended at that time.

      In November 1995, the Company entered into a three year service agreement with Corporate Relations Group, Inc. ("CRG"), whereby CRG was to provide IMTECH with promotional and brokerage communication services. As consideration for their services, IMTECH was to pay CRG the sum of $300,000 or 171,000 shares of the Company's free trading Class A common stock plus 500,000 options to purchase 500,000 shares of Class A common stock at exercise prices ranging from $1.75 to $3.06 per share for a period of five years. The Company elected to pay CRG by issuing 171,000 shares of Class A common stock. Initially, the Company delivered to CRG 92,250 shares of the freely traded Class A common stock which IMTECH borrowed from a number of shareholders. The Company agreed to repay the shareholders by making interest payments at a rate of 10% per annum in addition to returning the borrowed shares plus one additional share of Class A common stock for each ten shares of borrowed stock (an aggregate of 9,250 additional shares). The Company further agreed to grant cost free registration rights to each lender for the additional shares as a result of the loan transaction. The balance of the 78,750 shares were not remitted to CRG. CRG asserted a claim for the balance of the shares. The Company has disputed the claim based upon the position that CRG did not perform under the provisions of the service contract. The Company is currently considering instituting legal action, in the state of Florida based upon the jurisdiction which was recited in the agreement, to recover the stock and seek punitive damages from CRG.

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

[b]   Reports on Form 8-K

      No Form 8-K's were filed with the Commission during the period between July 1, 1997 and November 14, 1997.

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

Dated November 13, 1997