Form 10-Q
period 1997-12-31
INFORMATION MANAGEMENT TECHNOLOGIES CORP
filed 1998-02-13
CIK 824578

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended December 31, 1997



     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
                 For transition period from __________ to __________


                           COMMISSION FILE NUMBER:  0-16753

                   INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                (Exact Name of Registrant as Specified in Its Charter)


          DELAWARE                                          58-1722085
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

130 CEDAR STREET, FOURTH FLOOR, NEW YORK, NY                     10006
(Address of Principal Executive Offices)                       (Zip Code)

                                    (212) 306-6100
                 (Registrant's Telephone Number, Including Area Code)


                                         N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES [X]  NO [   ]

     AS OF FEBRUARY 13, 1998, THE REGISTRANT HAD OUTSTANDING 5,579,552 SHARES OF CLASS A COMMON STOCK.

                                        INDEX

                                                                      PAGE

PART  I        FINANCIAL INFORMATION

     ITEM  1   FINANCIAL STATEMENTS                                     1

     ITEM  2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL       13
                 CONDITION AND RESULTS OF OPERATIONS


PART  II       OTHER INFORMATION

     ITEM  1   LEGAL PROCEEDINGS                                       20

     ITEM  6   EXHIBITS AND REPORTS ON FORM 8-K                        21

               SIGNATURES                                              22

                                       PART  I
                                FINANCIAL INFORMATION


ITEM  1.  INDEX TO FINANCIAL STATEMENTS


                                                                      PAGE

     BALANCE SHEETS AS OF DECEMBER 31, 1997 AND MARCH 31, 1997          2

     Statements of Operations for the Three Months and Nine
     Months Ended December 31, 1997 and 1996                            4

     Statements of Cash Flows for the Nine Months Ended
     December 31, 1997 and 1996                                         5

     Notes to Financial Statements                                      6

                      INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION

                                       BALANCE SHEETS
                                           ASSETS


                                                                       ------------------  ------------------
                                                                           December 31,        March 31,
                                                                                 1997              1997
                                                                       ------------------  ------------------
                                                                           (Unaudited)

CURRENT ASSETS
   Cash and cash equivalents                                           $        675,262   $      1,228,819
   Accounts receivable, net of allowance for doubtful
     accounts of $79,200 at December 31, 1997 and
     $36,800 at March 31, 1997                                                1,518,565          1,331,428
   Inventory                                                                    444,817            281,729
   Note receivable - related party                                               56,773             54,886
   Prepaid expenses and other current assets                                    693,002            590,224
                                                                         ---------------   ----------------
          Total current assets                                                3,388,419          3,487,086

PROPERTY AND EQUIPMENT - AT COST
   Production equipment                                                       2,955,863          2,548,699
   Software                                                                     426,598            242,932
   Furniture and fixtures                                                       359,490            459,696
   Leasehold improvements                                                       675,818            609,888
   Computer equipment                                                           706,127            806,066
                                                                         ---------------   ----------------
                                                                              5,123,896          4,667,281
   Less:  Accumulated depreciation and amortization                           2,135,385          2,065,833
                                                                         ---------------   ----------------
          Net property and equipment                                          2,988,511          2,601,448
                                                                         ---------------   ----------------

OTHER ASSETS
   Note receivable - related party                                              170,873            195,114
   Deposits and other assets                                                    401,837            364,405
   Investment in INSCI Corp.                                                  1,032,818          1,782,108
                                                                         ---------------   ----------------
          Total other assets                                                  1,605,528          2,341,627
                                                                         ---------------   ----------------

TOTAL ASSETS                                                           $      7,982,458   $      8,430,161
                                                                         ===============   ================




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION

                                   BALANCE SHEETS (CONCLUDED)

                              LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          ----------------     --------------
                                                                            December 31,           March 31,
                                                                                  1997                 1997
                                                                          ----------------     --------------
                                                                             (Unaudited)

CURRENT LIABILITIES
   Current debt                                                           $       380,000     $       380,000
   Loan payable - bank                                                            624,941                 -
   Current maturities of long-term debt                                           285,862             288,329
   Current maturities of long-term capital lease obligations                      203,249             280,878
   Accounts payable                                                             1,564,891           1,479,166
   Accrued salaries                                                                91,767             157,820
   Other accrued liabilities                                                      921,705             684,221
                                                                           ---------------     ---------------
          Total current liabilities                                             4,072,415           3,270,414

LONG-TERM DEBT, LESS CURRENT MATURITIES                                           874,729             900,000

CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES                                311,899             213,002

DEFERRED RENT                                                                     370,933             382,677
                                                                           ---------------     ---------------
          Total long-term liabilities                                           1,557,561           1,495,679
                                                                           ---------------     ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   12% Preferred Stock - authorized 3,000,000 shares at
     $1.00 par value; 2,727,240 shares issued and
     outstanding at December 31, 1997 and 2,534,100 at March 31, 1997           2,727,240           2,534,100
   Class A common stock - authorized 100,000,000 shares
     at $.04 par value; 5,579,552 shares issued and
     outstanding at December 31, 1997 and March 31, 1997                          223,182             223,182
   Additional paid-in capital                                                  31,972,921          31,528,477
   Unrealized gain from investment in securities available
     for sale                                                                   1,032,818           1,774,515
   Accumulated deficit                                                        (33,603,679)        (32,396,206)
                                                                           ---------------     ---------------
          Total stockholders' equity                                            2,352,482           3,664,068
                                                                           ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     7,982,458     $     8,430,161
                                                                           ===============     ===============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                               INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION

                                             STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                            ----------------------------     ----------------------------
                                                 Three Months Ended               Nine Months Ended
                                                     December 31,                     December 31,
                                            ----------------------------     ----------------------------
                                                1997           1996              1997           1996
                                            -------------  -------------     -------------  -------------
        Revenues                            $ 2,553,116    $ 2,626,573       $ 7,215,462    $ 8,049,613

        Cost of sales                         1,569,357      2,238,877         5,281,416      6,380,876
                                            ------------   ------------      ------------   -----------

        Gross profit                            983,759        387,696        1,934,046      1,668,737

        Operating expenses:
         Selling, general and administrative
           expenses                           1,264,859        908,046        2,567,707      2,480,714
         Other costs                                -          550,000              -          550,000
                                            ------------   ------------     ------------   ------------
               Total operating expenses       1,264,859      1,458,046        2,567,707      3,030,714
                                            ------------   ------------     ------------   ------------

        Loss from operations                   (281,100)    (1,070,350)        (633,661)    (1,361,977)

        Other (income) expenses:
         Interest expense, net                  152,610        102,920          370,153        303,480
         Interest - beneficial conversion
           attached to convertible debt             -              -            444,444            -
         Gain from the sale of INSCI Corp.
           stock                               (181,555)           -           (240,785)    (2,078,661)
         Equity in net loss of INSCI Corp.          -              -                -          341,140
                                            ------------   ------------      ------------   ------------
               Net other (income)
                 expense                        (28,945)       102,920           573,812    (1,434,041)
                                            ------------   ------------      ------------   ------------

        Net income (loss)                   $  (252,155)   $(1,173,270)      $(1,207,473)   $   72,064
                                            ============   ============      ============   ============


        Earnings (loss) per share           $     (0.05)   $     (0.21)      $     (0.22)   $     0.01
                                            ============   ============      ============   ============

        Weighted average number of shares
         outstanding                          5,579,552      5,011,500         5,579,552     5,011,500
                                            ============   ============      ============   ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION

                              STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                 -------------------------------------
                                                                           Nine Months Ended
                                                                              December 31,
                                                                 -------------------------------------
                                                                      1997                   1996
                                                                 ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                            $  (1,207,473)         $     72,064
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
      Depreciation and amortization                                    383,040               301,114
      Amortization of consulting fees                                   57,500                  -
      Amortization of beneficial conversion feature related
        to convertible debt                                            444,444                  -
      Preferred stock issued to pay preferred dividends                193,140                  -
      Equity in net loss of INSCI Corp.                                   -                  341,140
      Gain from sale of INSCI Corp. stock                             (240,785)           (2,078,661)
      Provision for doubtful accounts                                   51,183                33,907
      Deferred rent                                                    (11,744)                 -
      Changes in assets and liabilities:
        Accounts receivable                                           (238,319)             (191,751)
        Inventory                                                     (163,088)             (101,713)
        Prepaid expenses and other current assets,
          deposits and other                                          (197,710)              260,793
        Accounts payable, accrued expenses and other
          current liabilities                                          537,293              (750,978)
                                                                  -------------        --------------
               Net cash used in operating activities                  (392,519)           (2,114,085)
                                                                  -------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                              (510,799)             (409,261)
    Repayments from loan to related party                               22,354                   -
    Proceeds from the sale of INSCI Corp. stock                        279,932             2,457,718
                                                                  -------------        --------------
               Net cash (used in) provided by
                    investing activities                              (208,513)            2,048,457
                                                                  -------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (repayments) under bank credit facility             624,941              (640,056)
    Net proceeds from issuance of long-term debt                        90,000                   -
    Payments of capital lease obligations                             (238,036)             (205,669)
    Proceeds from equity placements and option exercises                  -                  172,602
    Repayments of long-term debt                                      (429,430)             (431,975)
                                                                  -------------        --------------
               Net cash provided by (used in)
                    financing activities                                47,475            (1,105,098)
                                                                  -------------        --------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                            (553,557)           (1,170,726)

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        1,228,819             2,011,560
                                                                  -------------        --------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                        $     675,262               840,834
                                                                  =============        ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                   INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 1997

THE COMPANY

     Information Management Technologies Corporation (referred to as "IMTECH" or the "Company") was incorporated in 1986 in the State of Delaware. The Company provides information processing and facilities management services to financial, legal, accounting and other medium to large service organizations which operate in business environments that are characterized by substantial information processing, communications and document administration requirements. The Company's customer base is principally located in New York City and the surrounding metropolitan area, such as New Jersey, Southeast Connecticut and Westchester County. The Company also services clients in Pennsylvania, the midwest and in Europe, as a result of strategic alliances with two New York based service providers. The alliances allow IMTECH to offer its clients a smooth process of receiving and managing data for print production and subsequent distribution.

     At December 31, 1997, the Company holds a 11% ownership interest in INSCI Corp. ("INSCI") , a Massachusetts based developer of software. At December 31, 1996, the Company held a 18% ownership interest in INSCI. The investment in INSCI was accounted for under the equity method through the period when the Company owned more than 20% of the common stock in INSCI. When the Company's investment in INSCI decreased below 20% the investment in INSCI was accounted for under the "Securities Available For Sale" method as promulgated by Statement of Financial Accounting Standards ("SFAS") No. 115.

BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") established for interim financial information and Form 10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Management believes however that all of the adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1998. For further information, refer to the financial statements and disclosures thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the significant accounting policies that have been applied on a consistent basis in the preparation of the accompanying financial statements:

1.   REVENUE RECOGNITION

     Revenue is recorded when services are performed or upon delivery of the product.

2.   CASH AND CASH EQUIVALENTS

     For the purposes of reporting cash flows (presented under the indirect method), the Company considers all highly liquid investments with insignificant interest rate risk and an original maturity of three months or less to be cash equivalents. The cash equivalents are carried at cost which approximates fair value. At December 31, 1997, cash equivalents included funds deposited in a liquid asset fund with a financial institution.

                   INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 1997


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.   CASH AND CASH EQUIVALENTS (CONTINUED)

     In addition, at December 31, 1997, cash and cash equivalents includes a certificate of deposit in the amount of $504,270 held with a financial institution, and is maintained as security for the Company's obligation under an operating lease for certain production equipment.

3.   INVENTORY

     Inventory consists primarily of paper, toner and inks, and is stated at the lower of cost (determined by the first-in, first-out method) or market.

4.   PROPERTY AND EQUIPMENT

     Depreciation of capital assets is provided to relate the cost of the depreciable assets to operations over their estimated useful service lives. In that connection, production equipment, computer hardware and software and furniture and fixtures are depreciated by the straight-line method over estimated useful lives ranging from five to seven years. Leasehold improvements are amortized by the straight-line method over the lesser of the remaining lease term or estimated useful lives of the improvements. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. At the time of disposal or retirement of any property and equipment, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in the current period's earnings.

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

                   INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 1997


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

7.   USE OF ESTIMATES

     The preparation of the accompanying financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

9.   IMPAIRMENT OF LONG-LIVED ASSETS

     In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow value is required. No such write-downs were required for the nine months ended December 31, 1997.

10.  ACCOUNTING FOR STOCK OPTIONS

     The Company accounts for its stock option plans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles
     Board ("APB") Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made from 1995 forward as if the fair-valued-based method defined in SFAS No. 123 had been applied. APB Opinion No. 25 requires that compensation expense be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has elected to continue to apply the provisions of APB Opinion
     No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

11.  CONVERTIBLE DEBT

     The beneficial conversion feature of certain outstanding convertible securities is accounted for as additional interest to the holders and amortized over the period from the date of issue through the date the securities first become convertible. This policy conforms to the accounting for these transactions announced by the Securities and Exchange Commission ('SEC") Staff in March 1997.

                   INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 1997


INVESTMENT IN INSCI CORP.

     The Company holds an 11% ownership interest in INSCI, its former majority-owned subsidiary. As of December 31, 1997, the carrying value and estimated fair market value of the Company's investment in INSCI is as follows:

                                   Cost Basis     Market Value   Unrealized Gain

Investment in INSCI
Corp. (486,032  shares)            $     -        $ 1,032,818    $ 1,032,818


The investment is accounted for under the "Securities Available For Sale" method as promulgated by SFAS No. 115. As a result, the investment is carried at fair market value. During the second quarter of fiscal year 1997, the Company sold 703,000 shares of INSCI Corp. stock. Prior to that sale, IMTECH owned a 38% interest in INSCI, whose results were accounted for under the equity method. At December 31, 1997, 500,000 shares of the INSCI stock are pledged as collateral for the outstanding 12% convertible secured promissory notes issued in connection with the February 1997 private placement offering of $1,000,000. However, the Company has the right to receive the return of 100,000 shares of the pledged stock in the event it becomes required in order for IMTECH to sell the shares for a source of working capital.



LOAN PAYABLE - BANK

     In November 1997, IMTECH (the "Company") entered into a two year secured credit arrangement with MTB Bank (the "Bank"). Under the credit arrangement, the Company can borrow up to 80% of eligible accounts receivable and 35% of eligible paper inventory (up to a maximum of $50,000), both of which in the aggregate cannot exceed a total of $1,500,000 (including $250,000 in outstanding letters of credit) at any one time. All outstanding obligations under the arrangement bear interest at the banks prime rate plus two percent (2%). At December 31, 1997, the Company was indebted to the Bank for outstanding obligations totaling approximately $625,000. In conjunction with the execution of the credit arrangement, the Company entered into a security agreement which grants the Bank a security interest in substantially all of the assets of IMTECH as collateral for all indebtedness outstanding under the arrangement. The credit arrangement contains a minimum tangible net worth covenant of $2,200,000. In addition to the collateral secured as part of the security agreement, the Company also pledged 66,535 shares of INSCI Corp. common stock to secure payment of all outstanding obligations under the credit arrangement. In connection with the closing of the credit arrangement, the Company issued a warrant to the Bank which entitles MTB to purchase 25,000 shares of Class A Common stock at $1.81 per share (the market price of the underlying shares on the date of closing), exercisable until November 2000.

                   INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 1997



EARNINGS (LOSS) PER SHARE

In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Under SFAS No. 128 public companies and entities with complex capital structures are required to present basic and diluted EPS on the face of the income statement. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and, if applicable, diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to Class A Common stockholders by the weighted-average number of Class A Common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Class A Common stock were exercised or converted and the resulting additional shares are dilutive (their inclusion decreases the amount of EPS). The effect on earnings (loss) per share of outstanding stock options and warrants is antidilutive and therefore not included in the calculation of the weighted-average number of Class A Common shares outstanding.


CONTINGENCIES

EMPLOYEE BENEFIT PLANS

     In January 1994, the Company received correspondence from the United States Department of Labor (the "DOL") stating their intent to penalize the Company in connection with an investigation of past IMTECH employee benefit plans (prior to April 1, 1992). The DOL concluded that for certain plan years the Company did not file the proper financial information required. In October 1997, the DOL assessed the Company with a penalty of $25,000 as a result of their findings. The penalty which is payable, without interest, in twelve monthly installments of $2,083, through November 1998 is included in accrued liabilities on the balance sheet as of December 31, 1997.

REGISTRATION RIGHTS

     The Company has granted, without cost, demand and "piggyback" registration rights with respect to the stock underlying securities issued or issuable to the holders of certain outstanding warrants and shares of the Company.

EMPLOYMENT AGREEMENTS

     In December 1996, the Board of Directors appointed Matti Kon as the Company's Chief Executive Officer. Consequently, the Company entered into an employment agreement with Mr. Kon which provides for a base annual salary of $200,000 plus an incentive bonus equal to 20% of operating income as reported in the annual 10-K document, up to a maximum of $500,000. The agreement had an initial one year term and awarded Mr. Kon 500,000 options to purchase 500,000 shares of the Company's Class A common stock at an exercise price of $1.18 per share as a signing bonus. In the event the employment agreement is renewed for an additional one year term, Mr. Kon will be entitled to receive an additional 500,000 options to purchase 500,000 shares of Class A common stock at his original exercise price. The agreement further provides that Mr. Kon has the right to devote his time and attention to his other business interests. In January 1998, the Board of Directors elected to renew Mr. Kon's contract for an additional two year period through December 1999. Consequently, Mr. Kon was awarded the additional 500,000 options to purchase 500,000 shares of the Company's Class A Common stock at $1.18 per share.

                   INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 1997


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

The Company agreed to repay the shareholders by making interest payments at a rate of 10% per annum in addition to returning the borrowed shares plus one additional share of Class A common stock for each ten shares of borrowed stock (an aggregate of 9,250 additional shares). The Company further agreed to grant cost free registration rights to each lender for the additional shares as a result of the loan transaction. The balance of the 78,750 shares was not remitted to CRG. CRG asserted a claim for the balance of the shares. The Company has disputed the claim based upon the position that CRG did not perform under the provisions of the service contract. The Company is currently considering instituting legal action, in the state of Florida based upon the jurisdiction which was recited in the agreement, to recover the shares of stock and to seek punitive damages from CRG.


SUBSEQUENT EVENTS

     On January 30, 1998, the Company appointed Ms. Dale L. Hirschman and Mr. Kenneth J. Buettner as members of the Board of Directors (the "Board") of IMTECH.

Ms. Hirschman, who is currently a management consultant with a Company called DH Management/CAL Consulting Group, is also active in raising capital for private companies through private placements and has an extensive background in publishing with companies such as Hearst Business Publishing, Inc. and Scholastic, Inc. Upon her appointment, Ms. Hirschman was awarded 100,000 options to purchase 100,000 shares of IMTECH Class A Common stock at a per share price of $.74.

                   INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 1997


SUBSEQUENT EVENTS (CONTINUED)

Mr. Buettner is an executive and principal in a Company called York Scaffold Equipment Corp. He has also served on the Board of numerous trade associations and task forces. Mr. Buettner is currently an executive committee member of the State Insurance Fund of NY Construction Industry Safety Group No. 469. Mr. Buettner was also awarded 100,000 options to purchase 100,000 shares of the Company's Class A Common stock at $.74 per share.

     In January 1998, the Company redeemed $380,000 of 12% subordinated convertible debentures issued in connection with a January 1996 private placement.

     Also in January 1998, the Company received proceeds for working capital purposes in the amount of $200,000 as a result of loan from an individual who performs consulting services for IMTECH, and is also a member of the Board of Directors. The loan , which is unsecured, bears interest at a per annum rate of 12% and is payable in specific monthly installments through July 1998 as stipulated in the promissory note evidencing the loan. In addition, in January 1998, the Company sold to the same individual 50,000 shares of INSCI Corp. common stock for proceeds of $50,000, also used for working capital purposes.

     On December 23, 1997, the Company filed a Form S-3 Registration Statement in accordance with the Securities Act of 1933, which an amendment thereto was subsequently filed on January 14, 1998. The statement covers the subsequent resale or offer for sale of all of the Company's outstanding Class A Common stock (not eligible under Rule 144) and all other shares issuable upon exercise or conversion of certain options, warrants, convertible debt and preferred stock.

     ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF RESULTS OF OPERATIONS

     The following schedule sets forth the percentage relationship of significant items of the Company's results of operations to revenues:



                                             FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                              ENDED DECEMBER 31,           ENDED DECEMBER 31,
                                               1997         1996            1997          1996

     Revenues                                  100%          100%           100%           100%

     Cost of sales                              61            85             73             79

     Gross profit                               39            15             27             21

     Operating expenses:
     Selling, general
          and administrative                    50            35             36             31
          Other costs                            -            21              -              7

     Loss from operations                      (11)          (41)            (9)           (17)

     Other (income) expenses:
     Interest expense, net                       6             4              5              4

     Interest on beneficial conversion of
     12% convertible secured notes               -             -              6              -

     Gain from sale of INSCI Corp. stock        (7)            -             (3)           (26)

     Equity in net loss of INSCI Corp.           -             -              -              4
     Net other (income) expense                 (1)            4              8            (18)

     Net income (loss)                         (10)          (45)%          (17)             1%

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


THREE MONTHS ENDED 12/31/97 AS COMPARED TO THE THREE MONTHS ENDED 12/31/96

     During the three months ended December 31, 1997, the Company reported revenues of approximately $2,553,000; a decrease of $74,000 (or 3%) from revenues of approximately $2,627,000 that were generated during the three months ended December 31, 1996. The Company's Regional Service Center ("RSC") division generated revenues of approximately $2,390,000 (which represented 94% of total revenues for the period) for the three months ended December 31, 1997; an increase of $134,000 (or 6%) when compared to revenues of approximately $2,256,000 (86% of total 1996 revenue) reported for the three months ended December 31, 1996. The increase in RSC revenues was a direct result of an increase in the Company's core research printing business created by the opportunity to provide printing services to ten new clients during the quarter ended December 31, 1997. The Company's Facility Management division recorded revenues of approximately $163,000 (6% of total revenues) for the three months ended December 31, 1997, as compared to revenues of approximately $194,000 (7% of total 1996 revenues) that were generated for the three months ended December 31, 1996.

     Cost of sales for the three months ended December 31, 1997 amounted to approximately $1,569,000 (61% of total revenues for the three months ended December 31, 1997); a decrease of approximately $670,000 (or 30%) from cost of sales of approximately $2,239,000 (85% of 1996 revenues) recorded for the three months ended December 31, 1996. During the past twelve months, the IMTECH has reduced it production staff and realized certain production cost efficiencies as a result of management's investment in improving the Company's infrastructure. As a result, production facilities have been stream-lined, resulting in an overall savings in the Company's cost of providing its core printing services.

     Operating expenses ("SG&A") expenses for the three months ended December 31, 1997 amounted to approximately $1,265,000 (which represents 50% of total December 1997 revenues); an overall decrease in operating expenses of approximately $193,000 (or 13%) when compared to operating expenses of approximately $1,458,000 (56% of total 1996 revenues) reported for the three months ended December 31, 1996. Operating expenses, in total, were higher for the three months ended December 31, 1996 because of a one time charge of $550,000 recorded by management in that period to account for costs incurred to restructure IMTECH's work force and redeploy certain production assets.

     Interest expense for the three months ended December 31, 1997 totaled approximately $153,000 (6% of total revenues); an increase of approximately $50,000 (or 48%) from interest expense recorded for the three months ended December 31, 1996 of approximately $103,000 (4% of total 1996 revenues). The increase in interest expense from 1997 to 1996 is attributable in part to the acquisition by the Company of new high speed copying equipment obtained under capital lease. In addition, the Company entered into a secured credit arrangement with a bank during November 1997, whereby the Company can borrow up to a specified amount of eligible accounts receivable and inventory. The Company pays interest at a per annum rate of 2% above the prime rate on all obligations due to the bank.

     During the three months ended December 31, 1997, the Company sold 33,435 shares of stock in INSCI Corp., its former majority-owned subsidiary, realizing a gain of $181,555 (7% of total revenues) for the period. The sale of INSCI Corp. stock provided a source of funds for the Company to obtain certain production equipment.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED 12/31/97 AS COMPARED TO THE NINE MONTHS ENDED 12/31/96

     For the nine months ended December 31, 1997, IMTECH recorded revenues of approximately $7,215,000; a decrease of approximately $834,000 (or 10%) from revenues of approximately $8,050,000 generated for the nine months ended December 31, 1996.

     During the nine months ended December 31, 1997, the Company's RSC division accounted for approximately $6,468,000 in revenues, which amounts to 90% of total December 1997 revenues; a decrease of approximately $235,000 (or 4%) when compared to RSC revenues of approximately $6,703,000 (83% of total 1996 revenues) reported for the nine months ended December 31, 1996. Revenues generated from the Facilities Management division for the nine months ended December 31, 1997 amounted to approximately $585,000 (8% of total revenues); a decrease of approximately $104,000 (or 18%) from Facilities Management revenues of approximately $689,000 (9% of total revenues) generated for the nine months ended December 31, 1996. The Company's Litigation Duplication division reported revenues of approximately $162,000 (2% of total revenues) for the nine months ended December 31, 1997; a decrease of $496,000 from revenues reported during the nine months ended December 31, 1996 of approximately $658,000 (which represented 8% of total 1996 revenues). The overall decrease in revenues for the nine months ended December 31, 1997 when compared to the same period in the prior fiscal year is a result of management's decision to exit certain unprofitable lines business. The decrease was partially offset by an increase in the Company's core research printing business created by the opportunity to provide printing services to ten new clients during the quarter ended December 31, 1997.

     During the past year, IMTECH has reduced it production staff and realized certain production cost efficiencies as a result of management's continuing investment in the Company's infrastructure. As a result, production facilities have been stream-lined, resulting in an overall savings in the Company's cost of providing its core printing services. Consequently, cost of sales for the nine months ended December 31, 1997 decreased $1,100,000 (or 17%) to approximately $5,281,000 (73% of total revenues) from cost of sales of approximately $6,381,000 (79% of total December 1996 revenues) reported for the nine months ended December 31, 1996.

     Operating expenses ("SG&A") expenses for the nine months ended December 31, 1997 amounted to approximately $2,568,000 (which represents 36% of total December 1997 revenues); an overall decrease in operating expenses of approximately $463,000 (or 18%) when compared to operating expenses of approximately $3,031,000 (38% of total 1996 revenues) reported for the nine months ended December 31, 1996. Operating expenses, in total, were higher for the nine months ended December 31, 1996 because of a one time charge of $550,000 recorded by management in that period to account for costs incurred to restructure IMTECH's work force and redeploy certain production assets.

     Interest expense for the nine months ended December 31, 1997 amounted to approximately $370,000 (5% of total revenues); an increase of approximately $67,000 (or 22%) from interest expense recorded for the nine months ended December 31, 1996 of approximately $303,000 (4% of total 1996 revenues). The increase in interest expense from 1997 to 1996 is attributable in part to the acquisition by the Company of new high speed copying equipment obtained under capital lease. In addition, the Company entered into a secured credit arrangement with a bank during November 1997, whereby the Company can borrow up to a specified amount of eligible accounts receivable and inventory. The Company pays interest at a per annum rate of 2% above the prime rate on all obligations due to the bank.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED 12/31/97 AS COMPARED TO THE NINE MONTHS ENDED 12/31/96 (CONTINUED)

     As a result of complying with the Securities and Exchange Commissions ("SEC") position of accounting for the beneficial conversion feature of debt instruments announced in March of 1997, the Company recorded an additional interest charge of approximately, $444,000 (6% of revenues) for the nine months ended December 31, 1997. The additional interest charge, as it relates only to the compliance of the SEC's position, and has no bearing on the operations of the Company, represents the amortization of the conversion feature attached to the 12% convertible secured promissory notes outstanding at December 31, 1997. The interest is calculated as the difference between the conversion price and the fair value of the common stock into which the notes are convertible.

     In May 1997, the Company exchanged shares of stock in INSCI Corp. ("INSCI"), its former majority owned subsidiary, for the repayment of certain debt. In addition, during fiscal quarter ended December 31, 1997, the IMTECH sold 33,435 shares of stock in INSCI which provided a source of funds for the Company to obtain certain production equipment. In the aggregate, the Company recognized a gain of $240,785 (3% of total revenues) as a result of the transactions for the nine months ended December 31, 1997. During the nine months ended December 31, 1996, the Company recognized a gain of $2,078,661 (which represented 26% of total December 1996 revenues) form the sale of 600,000 shares of INSCI common stock.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

The schedule below sets forth the Company's cash flow activities for the nine months ended December 31, 1997 and 1996:




                                                       FOR THE NINE MONTHS ENDED
                                                              DECEMBER 31,
                                                       1997                1996

     Operating activities                         $    (392,000)      $  (2,114,000)

     Investing activities                              (209,000)          2,048,000

     Financing activities                                47,000          (1,105,000)

     Decrease in cash and cash equivalents        $    (554,000)      $  (1,171,000)


     In the nine month period ended December 31, 1997, the Company used net cash of approximately $392,000 for operating activities. The net use of cash was attributable in part to an increase in inventory of approximately $163,000 as the Company prepared for the 1997 earnings season (which extends from January through March 1998). In addition, accounts receivable increased as a result of business created by the opportunity to provide printing services to ten new clients during the quarter ended December 31, 1997.


     Net cash used for investing activities during the nine months ended December 31, 1997 of approximately $209,000 was a direct result of key capital expenditures of approximately $511,000 made by management as it continued to invest in improving the Company's infrastructure. The net cash used by capital expenditures was offset by proceeds of approximately $280,000 generated by the sale of INSCI Corp. stock.


     In November 1997, the Company entered into a two year secured credit arrangement with MTB Bank (the "Bank"). Under the credit arrangement, IMTECH can borrow up to 80% of eligible accounts receivable and 35% of eligible paper inventory (up to a maximum of $50,000), both of which in the aggregate cannot exceed a total of $1,500,000 (including $250,000 in outstanding letters of credit) at any one time. The credit facility has provided a key source of working capital to the Company, and as a result, total borrowings under the credit arrangement of approximately $625,000 attributed in part to the net cash provided by financing activities of approximately $47,000 for the nine months ended December 31, 1997. The cash provided by the bank advances under the credit arrangement were offset by repayments of obligations under both capital leases and long-term debt.

 ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


     At December 31, 1997, the Company had a working capital deficiency of approximately $684,000 as compared to a working capital surplus of approximately $217,000 at March 31, 1997.

     In January 1998, the Company generated working capital through sources such as loans and the sale of INSCI Corp. common stock. In addition, the Company filed a Form S-3 Registration Statement in accordance with the Securities Act of 1933 on December 23, 1997 (amended on January 14, 1998). The statement covers the subsequent resale or offer for sale of all of the Company's outstanding Class A Common stock (not eligible under Rule 144) and all other shares issuable upon exercise or conversion of certain options, warrants, convertible debt and preferred stock. Upon exercise of any options or warrants covered in the registration, the Company will receive proceeds to be used for working capital purposes.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NEW ACCOUNTING STANDARDS

     During the third quarter of fiscal year ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Under SFAS No. 128 public companies and entities with complex capital structures are required to present basic and diluted EPS on the face of the income statement. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and, if applicable, diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional common shares are dilutive (their inclusion decreases the amount of EPS).



INFLATION

     The Company has not experienced significant increases in the prices of materials or in the payment of operating expenses as a result of inflation. Although inflation has not been a significant factor to date, there can be no assurances that it will not be in the future.


YEAR 2000 COMPUTER SOFTWARE CONVERSION

     The Company relies on numerous computer programs in its day to day business. Older computer programs use only two digits to identify a year in its date field. As a result, when the Company has to identify the year 2000, the computer will think its means the year 1900 and the operation attempting to be performed may fail or crash thus resulting in the potential interference in the operations of the Company's business. The Company has formulated plans to safeguard against the Year 2000 conversion problem. The cost of the implementation of the Year 2000 safeguards will not be material to the Company.

                                        PART  II
                                    OTHER INFORMATION


ITEM  1.  LEGAL PROCEEDINGS


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

ITEM 6.   EXHIBITS AND REPORTS ON  FORM 8-K

[a]       EXHIBITS
          No exhibits are being filed with this report.

[b]       REPORTS ON FORM 8-K
          During the period between October 1, 1997 and December 31, 1997, the Company filed with the Commission reports on Form 8-K as follows:

          1) A report Form 8-K, dated November 13, 1997, was filed with the Commission announcing the execution of an accounts receivable financing agreement between the Company and MTB Bank.

                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INFORMATION MANAGEMENT TECHNOLOGIES
                                       CORPORATION


                                   By: /s/ Joseph A. Gitto, Jr.
                                      -----------------------------
                                       JOSEPH A. GITTO JR.,
                                       PRESIDENT AND CHIEF FINANCIAL OFFICER


DATED FEBRUARY 13, 1998