Form 10-K
period 1998-03-31
INFORMATION MANAGEMENT TECHNOLOGIES CORP
filed 1998-06-29
CIK 824578

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No fee required, effective October 7, 1996]
                    For the fiscal year ended March 31, 1998


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No fee required]
               For transition period from __________ to __________

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

         Securities registered under Section 12(g) of the Exchange Act:
                                 Title of Class

                      Class A Common Stock, $.04 par value
                           Redeemable Class A Warrants
                           Redeemable Class B Warrants

     Indicate by checkmark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

     The aggregate market value of the voting common equity by non-affiliates computed by reference to the average of the bid and asked prices of the Registrant's Class A Common Stock on the NASDAQ National Market on June 25, 1998, was approximately $5,066,846.

     At June 25, 1998, the Registrant had outstanding 5,789,846 shares of Class A Common Stock.

     Part III incorporates information by reference to the registrant's definitive proxy statement for its 1998 Annual Meeting of stockholders to be filed with the Commission within 120 days following March 31, 1998.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                      INDEX
                                                                          Page
                                                                          ----
PART  I
           ITEM  1   BUSINESS                                               1
           ITEM  2   PROPERTIES                                             5
           ITEM  3   LEGAL PROCEEDINGS                                      6
           ITEM  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    6

PART  II
           ITEM  5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS                                    7
           ITEM  6   SELECTED FINANCIAL DATA                                8
           ITEM  7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     POSITION AND RESULTS OF OPERATIONS                     9
           ITEM  8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           17
           ITEM  9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURES                  17

PART  III
           ITEM  10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT    18
           ITEM  11  EXECUTIVE COMPENSATION                                18
           ITEM  12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT                                            18
           ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        18

PART  IV
           ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                     ON FORM 8-K                                           19
                     SIGNATURES                                            20
                     TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND
                       SCHEDULES                                           21

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I


ITEM  1. BUSINESS


INTRODUCTION

     Information Management Technologies Corporation ("IMTECH" or the "Company") provides graphic communications to financial institutions such as banks and brokerage firms, as well as, to medium and large service organizations within such industries as accounting, law and finance. The Company's core business is the production and subsequent distribution of time sensitive printed financial research, financial reports and marketing materials. In addition, the Company provides facility management services which include mail room and copy center management.

     The Company's graphic communications services include digital communications, two and four color digital printing, intelligent inserting, high volume duplication, graphic design, electronic publishing, document fulfillment, micrographics, data processing, as well as bindery and distribution services. The Company's printing and distribution services are generally performed at its Regional Service Center ("RSC") located in downtown New York City. The facilities management services include independent management of client systems for providing document duplication, distribution and mail room management.

     The Company currently holds an 8% ownership interest in INSCI Corp. ("INSCI"), its former majority-owned subsidiary (a NASDAQ small cap company).


SERVICES
                         GRAPHIC COMMUNICATIONS SERVICES

     The Company provides printing, distribution and support services from its RSC in New York City primarily to financial, legal, institutional and commercial clients. In addition, the Company provides corporate service bureau services that have historically been outsourced or produced "in-house". The following specifies the types of printing, distribution and support services traditionally outsourced to IMTECH's RSC for clients in the New York City metropolitan area:

Graphic Design and Electronic Publishing Services - IMTECH's Electronic Publishing "(EPU") department has the ability to create and enhance electronic documents on demand through the use of state of the art desktop publishing software in both MAC and PC versions. The EPU department is networked and has multiple electronic data processing capabilities. IMTECH provides a variety of services related to EPU such as file intervention, file data conversion and manipulation, developing corporate identities, graphic design and lay out, typesetting ,and image storaging. The EPU department also has the ability to scan images and output printed proofs. The EPU department serves as the control center for the digital printing and the electronic file transfer to film processes. As a result of the EPU department's technological capabilities, IMTECH is equipped to produce or receive electronic data files to accommodate almost every need.

Digital Printing Services - In March 1997, the Company purchased a networked Heidelberg Quickmaster DI 46 ("Heidelberg") digital printing press to meet the growing demand for short run, high quality four color process and spot color digital printing. The Heidelberg has the ability to print directly from electronic data files, recognize various data formats and adjust color on the press electronically. The Heidelberg also has image storage and data processing image adjustment capabilities.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


ITEM  1. BUSINESS (Continued)


                   GRAPHIC COMMUNICATIONS SERVICES (Continued)

The Heidelberg press is perfectly suited for printing mailers, covers, marketing brochures, inserts, seasonal reports, catalogues and a variety of other products at a lower cost with superior quality and quicker turn around time than traditional offset printing. The Heidelberg is the most technologically advanced sheetfed press available in the printing industry today. The press is ideal for meeting the increase in demand for the use of more color in financial research reports and gives clients increased options of communicating their messages to their clients.

Offset Printing Services - The Company operates a traditional offset printing facility that comprises both web and sheetfed presses in a variety of format sizes. The printing facility includes a technologically advanced pre- press department which allows the Company to receive electronic data files in various formats and output the electronic data files to film. The pre-press department is networked and has multiple electronic data platform capabilities. The versatility of the Company's offset printing presses and technological advancement of its pre-press department gives IMTECH the ability to service its clients' traditional offset printing and on demand needs efficiently.

Duplication Services - The Duplication department employs the use of three networked hi-speed Xerographic Docutech document duplicators ("Docutechs"), which have the ability to receive and duplicate electronic data files. The speed at which the Docutechs produce duplicated documents allows the Company to service its clients' print-on-demand needs for time sensitive documents in a timely and efficient manner. The Duplication department also employs the use of state-of-the-art "Docucolor" digital color copying equipment.

Financial Research Report Production Services - The Company utilizes a variety of methods for producing high quality, time sensitive financial research printed material published by medium to large financial institutions and brokerage firms. Those methods are dedicated to producing and distributing the time sensitive research reports and other financial reports in a timely fashion with superior quality. IMTECH is able to do so primarily through maintaining a strategic alliance with two New York based service providers, Blitz Systems, Inc. and Research Distribution Services, Inc. (See "Marketing and Sales"). As a result, IMTECH offers its clients a "one-stop-shop" solution to their printing needs.

Outsourcing Services - The Company provides document production and distribution services traditionally performed in-house to organizations that do not have the resources to do so within. These services allow IMTECH's clients to concentrate on operating their business while enjoying significant cost savings and high quality service.

Bindery and Finishing Services - The Company provides several types of document binding and finishing services such as saddle stitching, folding, perfect binding, velo binding, tape binding, plastikoiling, GBC binding, and padding.

Fulfillment and Distribution Services - The Company provides fulfillment and distribution services which includes intelligent and selective inserting of multi-page documents into envelopes, traditional inserting, ink-jet labeling, mail merging, packaging, branch distributing and shipping.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


ITEM  1. BUSINESS (Continued)


                         FACILITIES MANAGEMENT SERVICES

     The Company's facility management division, which provides its services on-site at a customer's facility or at IMTECH's RSC, serves as an outsourcing option to many organizations who do not have the resources to maintain and operate mail rooms or copy centers from within. More specifically, the facilities services can include:

Mail Room Operations - includes sorting and delivery of both incoming and outgoing mail, administration and tracking of overnight and same day deliveries, etc.

Airline Ticket Distribution - includes processing, packaging and standard delivery of airline tickets, as well as, distribution of tickets to and from host companies and their clients.

Copy Center, Warehousing and Reception Services

     Under a typical facilities management contract, IMTECH assumes complete management and operating responsibility for a customer's in-house duplication, distribution and/or other administrative functions located or performed on the client's premises. The fees established for the facilities management services are generally agreed upon in advance and set forth in the facility management contract.

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

     During the year ended March 31, 1998, IMTECH realized revenues of approximately $744,000 generated from four facility management contracts. During April and May of 1998, the Company executed two new facilities contracts which will generate an estimated $300,000 in annual revenues for the fiscal year ended March 31, 1999.

MANAGEMENT INFORMATION SYSTEMS

     The Company's production facilities, client service department and corporate administration department have the ability to share work flow information through the use of customized proprietary networked software. The software includes a Work Order Tracking System ("WOTS") and various other management information systems modules. WOTS is a production work flow information database which records and maintains historical information about the Company's print jobs. While logged into the WOTS (via the Company's hosted internet web-site), users and clients can track the production status of a particular print job. In addition, WOTS provides the Company with the ability to ear mark specialized project requirements on a job-by-job basis. One of the more valuable reporting features of the WOTS is the ability to track raw material inventory usage and machine man hours by print job. Reports can be generated to inform management about production capacity and machine utilization issues.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



ITEM  1. BUSINESS (Continued)


MANAGEMENT INFORMATION SYSTEMS (Continued)

     The WOTS can be accessed by users by logging into the Company's web-site, located at http:\www.imtech@imtka.com. Besides the WOTS, the IMTECH web-site hosts a variety of different sub-sites which allow customers/clients to: obtain price quotes for print jobs; access corporate and financial information of the Company; respond to open job position postings; etc.

MARKETING AND SALES

     The Company employs a sales force that is currently located at its RSC in New York City. Together and as a whole, members of management who are involved with sales, facilities management, graphic communications and outsourcing services continually increase their marketing efforts on behalf of IMTECH directed toward major financial, legal, accounting and other medium to large service companies located in New York City and the surrounding metropolitan area (New Jersey, Southeast Connecticut and Westchester County). Supported by a major investment in recent years in advanced infrastructure technology, IMTECH has been able to expand its client base beyond the New York City Metropolitan area, and as a result, currently services clients in Philadelphia, PA, Washington, DC, Denver, Colorado, and internationally in such places as London, Asia, Mexico, Hong Kong and South America.

     The Company's advertising and promotional efforts include participation in selected trade shows, general advertising, articles in pertinent trade publications, direct mailings and the publication and wide distribution of a Company newsletter called "24/7". The newsletter is distributed as a no cost service to existing and potential IMTECH clients and broad based investor groups. Produced and published completely in-house utilizing the newly acquired Heidelberg digital printing press, the newsletter is devoted to maintaining a channel of communication that keeps clients and investors aware of developments within the Company.

     To further broaden its abilities to provide superior and complete service and pursue clients beyond its primary metropolitan area marketplace IMTECH maintains strategic alliances with Blitz Systems, Inc. ("Blitz") and Research Distribution Services, Inc. ("RDS"). Blitz, through its versatility of services, is instrumental in assisting the Company in introducing technologically advanced concepts to research print production and distribution. RDS employs the use of an "intelligent" distribution process that physically consolidates multiple subscriptions by a single subscriber into a single envelope. The strategic alliance among IMTECH, Blitz and RDS offers clients a seamless process of receiving and managing data for print production and subsequent distribution. Each company in the alliance is a specialist, and depends on the others to maintain a high level of client satisfaction. Working together, the three companies offer clients reliable, expedient and cost effective services from the point of production to final destination.

BUSINESS STRATEGY

     The Company recognizes that the landscape of the graphics communication industry is constantly changing, and so is the competitiveness within. In response to the changing environment, the Company has embarked on a three tiered strategic plan to achieve and sustain growth and remain competitive within the financial research and commercial printing industry. Management believes that in order to survive the deep discounting by competitors and address the increasing frequency of mergers by clients, the Company must grow in size by: 1) acquiring other companies; 2) establishing and maintaining strategic business alliances; and 3) taking advantage of outsourcing opportunities.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


ITEM  1. BUSINESS (Continued)


BUSINESS STRATEGY (Continued)

     In February 1998, IMTECH signed letters of intent to purchase KRL Litho, Inc., d/b/a The Skillcraft Group ("Skillcraft"), a New York based commercial and financial research printer and Research Distribution Services, Inc. ("RDS"), a provider of intelligent fulfillment and distribution services to the research report production industry. Management believes that the Skillcraft acquisition is the most vital piece to the overall growth strategy for IMTECH. Skillcraft's production equipment configuration is complementary to that of IMTECH's. The result of combining the varied equipment configurations and exploiting IMTECH's investment in technology and infrastructure will expand production capabilities and provide economies of scale and efficiencies that will allow the combined companies to maximize profits while offering clients a variety of solutions to their research report production requirements.

     Along with IMTECH's strategic business alliance with Blitz Systems, Inc., Skillcraft maintains an alliance with a London based financial research printer, which will broaden the industry presence of the combined companies into the global market and provide opportunities to increase the client base.

     The Company is currently negotiating with both Skillcraft and RDS to finalize the terms of the proposed acquisitions. However, IMTECH is continuing its search to acquire additional potential companies which will conform to management's growth strategy.

COMPETITION

     Management is aware that the Company operates in a market that is highly competitive and contains several large direct competitors, as well as many smaller regionally based companies that provide services similar to IMTECH. Two key competitors that management believes have substantially greater financial resources and facilities than the Company are Bowne & Co. and Xerox Business Centers, both of whom provide facility management and/or outsourcing services. IMTECH competes with these companies primarily on the basis of price and quality of performance.

     Management's efforts are directed toward maintaining strong employee training and competitive compensation programs to enable the Company to continue to provide its customers with the high quality service and personnel necessary to maintain a competitive advantage.

EMPLOYEES

     As of March 31, 1998, the Company employed approximately 100 personnel as compared to 125 as of March 31, 1997. The Company has no collective bargaining agreements with any personnel and considers its relationships with all of its employees to be in good standing.


ITEM  2. PROPERTIES

     The Company leases its executive offices and RSC facilities
(approximately 32,000 square feet), located at 130 Cedar Street, New York, NY, under a lease expiring in July 2003. The rental payments under the lease agreement are subject to annual cost of living and maintenance increases.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


ITEM  3. LEGAL PROCEEDINGS

     In January 1994, IMTECH received correspondence from the U.S. Department of Labor ("DOL") stating its intent to penalize the Company in connection with its investigation of past IMTECH employee benefit plans. The DOL determined that for certain plan years in question, the Company did not file the proper financial information required. In October 1997, the DOL and the Company reached a settlement for $25,000, which is payable in twelve monthly installments of $2,083 through November 1998.

     In November 1995, the Company entered into a three year service agreement with Corporate Relations Group, Inc. ("CRG"), whereby CRG was to provide IMTECH with promotional and brokerage communication services. As consideration for its services, IMTECH was to pay CRG the sum of $300,000 or 171,000 shares of the Company's free trading Class A Common Stock plus 500,000 options to purchase 500,000 shares of Class A Common Stock at exercise prices ranging from $1.75 to $3.06 per share for a period of five years. The Company elected to pay CRG by issuing 171,000 shares of Class A Common Stock. Initially, the Company delivered to CRG 92,250 shares of the freely traded Class A Common Stock which IMTECH borrowed from a number of shareholders. The Company repaid the shareholders by making cash interest payments at a rate of 10% per annum, in addition to making cash payments for the borrowed shares. The balance of the 78,750 shares were not remitted to CRG. CRG has asserted a claim for the balance of the shares. The Company has disputed the claim based upon the position that CRG did not perform under the provisions of the service contract. The Company is currently considering instituting legal action to recover the stock and to seek punitive damages from CRG.

     The Company has agreed to use its best efforts to file a registration statement for certain convertible security holders for their underlying shares of Class A Common Stock. While the Company has filed a registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") as was required under various agreements with convertible security holders, it is possible the holders of these securities may assert a claim against the Company based on the Company's failure to timely comply with the registration requirements for certain convertible security holders.

     The Company is currently negotiating with its landlord to reduce its rent covering the RSC facility. The landlord has claimed certain defaults by the Company in its lease. In addition, the landlord has requested that the Company post a letter of credit in the amount of $100,000 with a financial institution for additional rent security. There are no assurances that the Company will be successful in its attempts to re-negotiate its lease and reduce its monthly rent obligation.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS


     The Company's Class A common stock is traded in the over-the-counter market and included in the National Association of Securities Dealers Automated Quotation ("NASDAQ") system. Also traded in the over-the-counter market and quoted on NASDAQ are the Company's Redeemable Class A Warrants. The symbols in the NASDAQ system for the Class A common stock and Class A Warrants are "IMTKA" and "IMTKW", respectively. The following table sets forth the range of the high and low closing bid prices for the Company's Class A common stock and Class A Warrants for the three most recently completed years ended March 31, 1998, 1997 and 1996, as reported in the NASDAQ stock market reports. The prices listed in the following table represent prices between dealers, and do not include provisions for retail markups, markdowns or commissions. Consequently, they may not represent actual transactions.


                                                        Class A              Class A
                                                        Common               Warrants
                                                        Stock
                                                     High     Low         High       Low
                                                     ----     ---         ----       ---
           Year ended March 31, 1998:
               First quarter                       1 3/8     17/32      11/32      1/8
               Second quarter                      2 11/16   1          19/32      1/8
               Third quarter                       2 3/8     9/16       11/32      1/32
               Fourth quarter                      1 3/8     9/16       7/32       1/16

           Year ended March 31, 1997:
               First quarter                       2 15/16   1 3/8      1/2        9/32
               Second quarter                      2 7/8     1 7/16     9/16       3/16
               Third quarter                       1 13/16   3/4        17/64      1/8
               Fourth quarter                      1 21/32   3/4        5/16       1/8

           Year ended March 31, 1996:[1]
               First quarter                       3 1/16    1 3/4      5/16       3/16
               Second quarter                      3 9/16    2 3/16     15/32      3/16
               Third quarter                       3 1/8     2          11/16      3/8
               Fourth quarter                      2 7/8     2          7/16       3/16



At June 26, 1998, there were approximately 1,515 holders of record of the Company's Class A common stock, not including individuals with beneficial ownership interest.

[1] The stock prices have been adjusted to give effect to the four-for-one reverse stock split which occurred in June 1995.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


 ITEM  6.         SELECTED FINANCIAL DATA


         The selected financial data set forth below has been derived from the Company's audited financial statements. It should be read in conjunction with, and is qualified by reference to, the financial statements and accompanying notes included elsewhere in this report. The selected financial data for the fiscal year ended March 31, 1994 include the consolidated results of the Company's former majority-owned subsidiary, INSCI Corp.



                                                           For the Years Ended March 31,
                                            1998       1997         1996         1995         1994
                                         --------    --------     --------    --------       --------

Income Statement (,000):
Revenues                                 $  9,488    $ 10,715     $ 11,806    $ 14,048       $ 27,507

Operating loss                             (1,873)     (1,262)      (1,808)     (1,220)        (2,723)

Income (loss)  from continuing
    operations                             (2,313)        446       (5,188)     (3,891)        (3,813)

Loss from discontinued operations            --          --           (391)     (1,773)          --

Net income (loss)                          (2,313)        446       (5,579)     (5,664)        (3,813)

Preferred stock dividends                     270         258         --          --             --

Net income (loss) applicable to common
    stockholders                           (2,583)        189       (5,579)     (5,664)        (3,813)

Basic and diluted earnings (loss) per
    share from continuing operations         (.46)        .04        (1.65)      (2.05)         (1.91)

Basic and diluted loss per  share
from discontinued operations                 --          --           (.12)       (.64)          --





                                                                  As of March 31,
                                            1998          1997           1996         1995         1994
                                         -----------   -----------    ----------   ----------   -----------
Balance Sheet (,000):

Total assets                             $     6,502   $     8,430    $    7,767   $    9,593   $    12,868

Long-term obligations                          2,812         1,496         3,524        4,497         5,512

Stockholders' equity (deficiency)  [1]           384         3,664         (858)        1,169           441





[1]      The Company has not paid dividends since its inception.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


COMPARISON OF RESULTS OF OPERATIONS

         The following schedule sets forth the percentage relationship of significant items of the Company's results of operations to revenues:


                                                                     For the Years Ended March 31,
                                                                    1998          1997           1996
                                                                    ----          ----           ----
          Revenues                                                   100  %        100  %         100  %

          Cost of sales                                               77            79             77


          Gross profit                                                23            21             23

          Operating expenses:
                Selling, general and administrative                   43            28             34

                Termination of facility contract                      --            --              1

                Lease agreement buyout                                --            --              3

                Other costs                                           --             5              -

          Loss from operations                                      (20)          (12)           (15)

          Other (income) expenses:
                Interest expense, net                                  3             1              5

                (Gain) loss from sale of INSCI stock                 (3)          (19)              1

                Interest amortization of beneficial
                   conversion feature attached to 12%
                   secured promissory notes                            4             1              8

                Equity in net loss of INSCI Corp.                     --             2             12

                Credit facility buyout                                --            --              3

          Income (loss) from continuing operations                  (24)             3           (44)

          Loss from discontinued operations                           --            --            (3)

          Net income (loss)                                         (24)             3           (47)

          Preferred stock dividends                                    3             2             --

          Net income (loss) applicable to common
              stockholders                                          (27)  %          1     %     (47)  %


                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (Continued)



FISCAL YEAR 1998 AS COMPARED TO FISCAL YEAR 1997

     During the fiscal year ended March 31, 1998, the Company reported revenues of approximately $9,488,000, a decrease of $1,227,000 (or 11%) from revenues of approximately $10,715,000 generated for the fiscal year ended March 31, 1997.

     The decrease in revenues is attributable in part to management's decision not to renew certain Facility Management agreements as they became due, since competitive pricing of the contracts reduced operating margins below management's requirements. In addition, the Company decided to strategically eliminate certain ancillary production services which required the expenditure of both resources and capital which management believed could be deployed more efficiently in IMTECH's core business. The decrease in revenues was offset by an increase in the Company's core financial research printing client base. As of March 31, 1998, there were four (4) facility management agreements in effect, a decrease of one (1) from five (5) facility management agreements in place at March 31, 1997.

     Revenues generated from the Company's Regional Service Center ("RSC") operations decreased by $465,000 (or 5%) to approximately $8,581,000, (which represents 90% of total 1998 revenues) when compared to revenues of approximately $9,046,000, (84% of total 1997 revenues) reported for the year ended March 31, 1997. Revenues generated from the Company's' Facility Management division for the fiscal year ended March 31, 1998 amounted to approximately $744,000 (8% of total 1998 revenues); a decrease of $149,000, (or 17%) from revenues of approximately $893,000 (8% of total 1997 revenues) generated for the fiscal year 1997. Revenues from the Company's Litigation Duplication division, which wound down during 1998, totaled approximately $163,000, which represents 2% of total revenues reported for fiscal year 1998; a decrease of approximately $613,000 (or 79%) from revenues reported during 1997 of approximately $776,000 (7% of total 1997 revenues) . The Litigation Duplication division was effectively shut down as of the end of fiscal year 1998.

     The Company's cost of sales decreased by $1,165,000 (or 14%) to approximately $7,324,000 (which represents 77% of total 1998 revenues), as compared to cost of sales of approximately $8,489,000 (79% of total 1997 revenues) reported for the fiscal year ended March 31, 1997. The decrease in costs to produce and resulting improvement of operating margins is directly attributable to management's continuing effort to stream line the Company's production process. Consequently, during 1998, management instituted programs to reduce production staff and gain cost efficiencies through investments in the Company's production infrastructure.

     For the fiscal year ended March 31, 1998, the Company reported selling, general and administrative ("SG&A") expenses of approximately $4,037,000 (which represents 43% of total 1998 revenues); an increase of $1,099,000 (or 37%) from SG&A expenses reported during fiscal year 1997 of approximately $2,938,000, which represented 27% of total revenues reported for fiscal year 1997. The increase in SG&A expenses for fiscal year 1998 when compared to the prior period is a result of increases in professional costs such as legal fees, accounting and compliance fees and consulting fees, which totaled approximately $582,000. In addition, charges of approximately $271,000 were incurred which were directly related to the termination of various contracts and resulting related severance payments, project completion costs and a loss on sale of production equipment.

     Operating expenses, in total, for fiscal year 1997 included a charge of $550,000, (5% of 1997 revenues) to reflect expenses incurred in connection with management's plan to restructure its work force and redeploy various operating assets.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (Continued)


FISCAL YEAR 1998 AS COMPARED TO FISCAL YEAR 1997 (Continued)

     Interest expense charged to operations for the year ended March 31, 1998 amounted to approximately $273,000 (3% of total revenues); an increase of $139,000 from interest expense of approximately $134,000 (1% of 1997 revenues) reported for the fiscal year ended March 31, 1997. The increase is primarily attributable to finance and interest costs incurred to establish and maintain the new credit arrangement with MTB Bank.

     During fiscal year 1998, the Company sold and exchanged 200,435 shares of stock in INSCI Corp., its former majority-owned subsidiary, resulting in a realized gain of approximately $278,000. During the prior year period, the Company recorded a gain of $2,089,000 from the sale of shares of INSCI Corp. stock.

     In accordance with the Securities and Exchange Commission ("SEC") position announced in March 1997 of accounting for the beneficial conversion feature of debt instruments, the Company recorded an interest charge of approximately $444,000 and $89,000 for fiscal years ended March 31, 1998 and 1997, respectively.

FISCAL YEAR 1997 AS COMPARED TO FISCAL YEAR 1996

     During the fiscal year ended March 31, 1997, the Company reported revenues of approximately $10,715,000, a decrease of $1,091,000 from revenues of $11,806,000 reported during the fiscal year ended March 31, 1996.

     The decrease in revenues is primarily attributable to management's decision not to renew certain Facility Management contracts as they became due. Competitive pricing of the contracts reduced operating margins below management's expectations. At March 31, 1997, there were five Facility Management contracts in effect as compared to seven in effect at March 31, 1996. Revenues from Facility Management contracts amounted to approximately $893,000 (or 8% of total revenues) for the fiscal year ended March 31, 1997; a decrease of approximately $2,319,000, or 72%, from revenues of Facility Management contracts of approximately $3,212,000 (27% of total 1996 revenues) generated for the fiscal year ended March 31, 1996. The Company executed a contract renewal with its largest Facility client for an additional one year period. The decrease in total revenues from 1996 to 1997 is also attributable in part to a decrease in the revenues generated by the Company's Litigation Duplication division, which decreased approximately $375,000, or 33%, to revenues of $776,000 (7% of total revenues), as compared to revenues of $1,151,000 (10% of total 1996 revenues) reported for the fiscal year ended March 31, 1996.

     Revenues from the Company's Regional Service Center ("RSC") operations increased $1,604,000, or 22%, to approximately $9,046,000 (84% of total revenues) for the fiscal year ended March 31, 1997; compared to revenues of $7,443,000 (63% of total 1996 revenues) reported for the fiscal year ended March 31, 1996. The Company deployed the majority of its financial and human resources towards expanding the Company's market share in its core research printing market, the main product of the RSC division.

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

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (Continued)


FISCAL YEAR 1997 AS COMPARED TO FISCAL YEAR 1996 (Continued)

     Selling, general and administrative costs ("SG&A") for the year ended March 31, 1997 amounted to approximately $2,938,000 (or 27% of total revenues), a decrease of approximately $1,167,000, or 28%, from SG&A of $4,105,000 (34% of total 1996 revenues) reported during fiscal year ended March 31, 1996. The cost reductions are primarily attributable to a decrease in overhead, (specifically, personnel costs), and service charges related to the Company's terminated revolving credit facility, as well as decreases in consulting fees and other professional costs.

     During the fiscal year ended March 31, 1997, the Company recorded a charge of $550,000 to account for costs incurred in connection with management's plan to restructure its work force and redeploy various operating assets which it believes will enable the Company to become more competitive and efficient.

     Interest expense for the year ended March 31, 1997 was approximately $134,000 (or 1% of total revenues), a decrease of $426,000, or 76%, from interest expense of approximately $560,000 (which represented 5% of total 1996 revenues) reported for the year ended March 31, 1996. In accordance with the Securities and Exchange Commission's ("SEC") position, announced in March 1997, of accounting for the beneficial conversion feature of debt instruments, the Company recorded an additional interest charge of approximately $89,000. The statement of operations for the year ended March 31, 1996 includes a charge of $900,000 of additional interest. The additional interest charge represents the amortization of the conversion feature which is calculated as the difference between the conversion price and the fair value of the common stock into which the debt instruments are convertible.

     During the fiscal year ended March 31, 1997, the Company realized a net gain of approximately $2,089,000 from the sale of INSCI Corp. stock, its former majority-owned subsidiary as compared to a loss of $73,500 reported in 1996. As of March 31, 1997, the Company held a 16% ownership interest in INSCI Corp.

LIQUIDITY AND CAPITAL RESOURCES

The schedule below sets forth the Company's cash flow activities for the fiscal years ended March 31, 1998, 1997 and 1996:


                                                               For the Years Ended March 31,
                                                         1998               1997               1996
                                                   --------------     ---------------    ----------------
              Operating activities                 $     (402,000)    $    (1,352,000)   $      (926,000)

              Investing activities                       (224,000)           1,469,000          1,275,000

              Financing activities                       (603,000)           (900,000)          1,663,000
                                                   --------------     ---------------    ----------------
              Increase (decrease) in cash
                  and cash equivalents             $   (1,229,000)    $      (783,000)   $      2,012,000
                                                   --------------     ---------------    ----------------
                                                   --------------     ---------------    ----------------

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)


                                   OPERATIONS

     During the fiscal year ended March 31, 1998, the Company used net cash of approximately $402,000 for operating activities, which was attributable in part to the following:

* A decrease in revenues of approximately $1,227,000 coupled with a decrease in accounts receivable of approximately $39,000;

* A decrease in total cost of sales of approximately $1,165,000 together with an increase in accounts payable and other accrued liabilities of approximately $244,000, which in the aggregate, resulted in a cash savings of approximately $1,409,000; and

* An increase in operating expenses of approximately $549,000 coupled with an increase in interest expense of approximately $139,000, of which resulted in a use of cash of approximately $688,000.

                              INVESTING ACTIVITIES

     Net cash used as a result of investing activities amounted to approximately $224,000, and is primarily attributable to cash used for capital expenditures of approximately $542,000, offset by a decrease in amounts due from affiliates of approximately $146,000. In addition, proceeds of approximately $130,000 were generated from the sale of INSCI Corp. stock.

                              FINANCING ACTIVITIES

     During the fiscal year ended March 31, 1998 the Company used net cash for financing activities of approximately $603,000, which was a direct result of: 1) the Company borrowing net proceeds of approximately $926,000 from MTB Bank under a credit agreement entered into in November 1997; 2) the utilization of a bank overdraft of approximately $90,000; and 3) the net issuance of long-term debt of $90,000. In addition, cash in the aggregate of approximately $1,074,000 was used for the repayment of capital lease obligations of approximately $382,000 and other long-term debt obligations of approximately $692,000. The Company also incurred costs of securing equity placements during 1998 of approximately $130,000, and deposited approximately $504,000 into a certificate of deposit account with Atlantic Bank of NY to secure obligations under a certain lease agreement for production equipment.

                                CAPITAL RESOURCES

     As of March 31, 1998 the Company had a working capital deficiency of approximately $1,086,000 as compared to working capital of approximately $412,000 at March 31, 1997.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)


                          CAPITAL RESOURCES (Continued)

     In November 1997, the Company entered into a two year secured credit arrangement with MTB Bank (the "Bank"). Under the credit arrangement, IMTECH is allowed to borrow up to 80% of eligible accounts receivable and 35% of eligible paper inventory (up to a maximum of $50,000), both of which in the aggregate cannot exceed a total of $1,500,000 (including $250,000 in outstanding letters of credit) at any one time. The credit facility has provided a key source of working capital to the Company.

     In January 1998, the Company generated working capital through sources such as individual loans and the sale of INSCI Corp. common stock. In addition, the Company filed a form S-3 Registration Statement in accordance with the Securities Act of 1933 on December 23, 1997 (amended on January 14, 1998 and May 14, 1998). The registration statement covers the subsequent resale or offer for sale of all of the Company's outstanding Class A Common Stock and certain shares issuable upon exercise or conversion of certain options, warrants, convertible debt and preferred stock. When the registration statement is declared effective, the Company will only receive proceeds upon exercise or conversion of the convertible securities for the underlying shares of Class A Common Stock included in the registration. In the event the Company receives proceeds, they will be used for working capital purposes.

     During the fiscal year ended March 31, 1998, the Company's management focused on investing its capital and human resources in the Company's production infrastructure, introducing cutting edge technology in conjunction with investments in state-of-the-art production equipment, such as the Heidelberg Quickmaster DI 46, 4-color digital printing press. These efforts were designed to streamline the Company's operations and enable it to service its clients economically and more efficiently, as well as to broaden the scope of services the Company offered. In addition, the Company embarked on an extensive marketing campaign to create a greater awareness in the financial research community.

     However, the changing environment of the financial research printing industry requires that the Company take certain measures to ensure its ability to stay competitive and continue to build a business platform for future growth. Over the last year, the Company has been witness to the merger of many of its clients. These mergers have created a perception in the financial research printing industry that a larger printer is needed to meet the resulting printing demand.

     The creation of these larger combined entities, along with the emergence of the presence of European banks in the U.S. brokerage industry, has created a need to establish a global presence to remain competitive. In addition, price cutting by competitors who failed to invest in technology and new equipment, and efforts of competitors to try to garner more market share through deep discounting, have recently put pressure on operating margins and have forced companies in the industry to seek every possible efficiency to stay competitive.

     In response to these evolving market conditions, in February 1998, the Company signed letters of intent to purchase KRL Litho, Inc. (known as "Skillcraft") and Research Distribution Services, Inc. ("RDS"). The acquisition of Skillcraft is intended to provide a business platform capable of protecting the Company against further declines of market share in the printing industry, and to establish a basis for future growth. By creating a new organization that can provide both financial research and commercial printing services, the Company will be more competitive in its existing markets and expand its production capabilities to create new products and market opportunities.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)


                          CAPITAL RESOURCES (Continued)

     In addition, Skillcraft's affiliation with a London based printer assists the Company in establishing a global presence. The addition of RDS to the combination of IMTECH and Skillcraft creates a company that is poised to compete efficiently in this evolving market and offer clients a one-stop-shop for their research report production needs.

     The Company received stockholder approval to raise the financing required to perform the proposed acquisitions at its Annual Meeting of Shareholders held on May 26, 1998. Management's proposed financing plan calls for the Company to raise a minimum of $4,000,000 and a maximum of $7,500,000 through a private placement of debentures convertible into the Company's Class A common stock. As of the date of this Form 10-K report, the Company has received firm commitments for the issuance of $4,000,000 of the convertible debentures. The Company has secured a commitment from a lending institution to advance IMTECH an additional $1,300,000 toward the proposed acquisitions, which will be collateralized by the unencumbered equipment of the combined companies. In addition, management is negotiating with several other lending institutions to establish a working capital credit facility for the proposed acquired companies.

     The Company is currently in negotiations with both Skillcraft and RDS to finalize the terms of the proposed acquisitions. Accordingly, the terms of the proposed acquisitions have not been publicly disclosed. The proposed acquisitions will require the Company to remit a cash down payment at closing, with the balance of the combined purchase price payable over forty
(40) monthly installment payments including interest. Funds which are raised in excess of the minimum down payment required at closing of the acquisitions will be used for the immediate working capital requirements of the combined companies. (Reference is made to the Company's Schedule 14A, filed on April 30, 1998, for further details of the proposed acquisition financing.)

     The Company is also in the process of identifying and pursuing additional potential acquisition candidates to respond to the changing environment of the financial research printing industry, which over the past year, has witnessed the merger of many of its clients. The mergers have created a perception in the financial research printing industry that larger printers are needed to meet the resulting printing demands. The creation of the combined entities coupled with price cutting by competitors to garner more market share has contributed toward IMTECH's operating difficulties. Management believes that its plans to perform key acquisitions as discussed above will help IMTECH survive the changing market conditions, respond to the client mergers and remain competitive within the industry. (See "Business Strategy" under ITEM 1.)

NEW ACCOUNTING STANDARDS

     During the year ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). Under SFAS No. 128 public companies and entities with complex capital structures are required to present basic and diluted EPS on the face of the income statement. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and, if applicable, diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted and the resulting additional common shares are dilutive (their inclusion decreases the amount of EPS).

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (Continued)


NEW ACCOUNTING STANDARDS (Continued)

     In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes new standards for reporting comprehensive income and its components. The Company will adopt SFAS No. 130 in the first quarter of fiscal year ending March 31, 1999. The Company expects that the comprehensive income will not differ materially from net income (loss) applicable to common stockholders.

INFLATION

     The Company has not experienced significant increases in the prices of materials or in the payment of operating expenses as a result of inflation. Although inflation has not been a significant factor to date, there can be no assurances that it will not be in the future.

YEAR 2000 COMPUTER SOFTWARE CONVERSION

     The Company relies on numerous computer programs in its day to day business. Older computer programs use only two digits to identify a year in its date field. As a result, when the Company has to identify the year 2000, the computer will think its means the year 1900 and the operation attempting to be performed may fail or crash resulting in the potential interference in the operations of the Company's business. The Company has formulated plans to safeguard against the Year 2000 conversion problem. The cost of the implementation of the Year 2000 safeguards will not be material to the Company.

     In addition, the Company has had communications with all of its major customers and suppliers to determine the extent to which the Company's interface systems are vulnerable to any failure by third parties to upgrade their own software. The Company believes that its large customers and suppliers are addressing the issues and will timely adjust their systems. However, if such modifications are not made by its vendors or customers, or are not completed in a timely manner, the Company's operations could adversely be affected.

FORWARD LOOKING INFORMATION

     This Form 10-K report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of revenues, earnings and cash flows. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following: the Company's successful execution of internal performance plans; performance issues with key suppliers; subcontractors and business partners; legal proceedings; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development; commercialization and technological difficulties; and capacity and supply constraints or difficulties

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the Table of Contents to the Financial Statements and Schedules which appear on page 18 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.








           [ The Remainder of This Page is Intentionally Left Blank ]

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be included in the Company's proxy statement with respect to its 1998 annual meeting of stockholders to be filed with the Commission within 120 days following March 31, 1998 under the captions "Election of Directors," and "Directors and Executive Officers of the Registrant" and is incorporated herein by this reference as if set forth in full herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be included in the Company's proxy statement with respect to its 1998 annual meeting of stockholders to be filed with the Commission within 120 days following March 31, 1998 under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values" and "Directors' Compensation" and is incorporated herein by this reference as if set forth in full herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in the Company's proxy statement with respect to its 1998 annual meeting of stockholders to be filed with the Commission within 120 days following March 31, 1998 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference as if set forth in full herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in the Company's proxy statement with respect to its 1998 annual meeting of stockholders to be filed with the Commission within 120 days following March 31, 1998 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference as if set forth in full herein.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

[a](1) Financial Statements Incorporated by reference to the Table of Contents to Financial Statements and Schedules on page 21 of this report
       Form 10-K.

[a](2) Financial Statement Schedules Incorporated by reference to the Table of
       Contents to Financial Statements and Schedules on page 21 of this report Form 10-K.

[a](3) Exhibits Incorporated by reference to the Index of Exhibits appearing at the end of this report on Form 10-K.

[b] Reports on Form 8-K During the period between April 1, 1997 and June 29, 1998, the Company filed with the Commission reports on Form 8-K as follows:

     1) A report on Form 8-K, dated April 21, 1997, reporting the resignation of Mr. Robert Oxenberg as the Chairman of the Board of Directors of the Company.

     2) A report on Form 8-K, dated April 22, 1997, was filed with the commission extending the expiration date and exercise price of the issued and outstanding Class A and Class B Warrants of the Company.

     3) A report on Form 8-K, dated June 9, 1997, reporting the resignation of Mr. Bruce Arnstein from the Board of Directors of the Company.

     4) A report on Form 8-K, dated June 18, 1997, was filed with the commission appointing Mr. Harry Markovits as a member of the Board of the Directors of the Company.

     5) A report on Form 8-K , dated November 13, 1997, was filed with the Commission reporting the execution of an accounts receivable credit arrangement between the Company and MTB Bank.

     6) A report on Form 8-K, dated February 2, 1998, was filed with the Commission announcing the appointment of Ms. Dale L. Hirschman and Mr. Kenneth J. Buettner as members to the Board of Directors of the Company.

     7) A report on Form 8-K, dated March 5, 1998, was filed with the Commission announcing the resignation of Mr. Harry Markovits as a member of the Board of Directors of the Company.

     8) A report on Form 8-K/A, dated June 18 , 1998, was filed with the Commission supplementing the Form 8-K, dated March 20, 1997 reporting the terms of the 12% Secured Convertible Promissory Notes issued by the Company.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INFORMATION MANAGEMENT TECHNOLOGIES
                                  CORPORATION

                                  By: /S/ JOSEPH A. GITTO, JR.
                                      ---------------------------------------
                                      Joseph A. Gitto Jr.,
                                      President and  Chief Financial Officer

Dated:    New York, New York
          June 29, 1998


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph Gitto, as his attorney-in-fact, with the power of substitution, for him in any attached and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   Signature                                       Title                             Date
                   ---------                                       -----                             ----
/S/ MATTI KON                                    Chairman, Chief Executive Officer,              June 29, 1998
---------------------------------------------    Director
Matti Kon

/S/JOSEPH A. GITTO                               President, Chief Financial Officer,             June 29, 1998
---------------------------------------------    Director
Joseph A. Gitto

/S/ DALE L. HIRSCHMAN                            Director                                        June 29, 1998
---------------------------------------------
Dale L. Hirschman

/S/ KENNETH J. BUETTNER                          Director                                        June 29, 1998
---------------------------------------------
Kenneth J. Buettner


                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




             TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                     PAGE
                                                                     ----
FINANCIAL STATEMENTS:

           Report of Independent Accountants                          F-1

           Balance Sheets as of March 31, 1998 and 1997               F-2

           Statements of Operations for the Years Ended
                 March 31, 1998, 1997 and 1996                        F-4

           Statements of Stockholders' Equity (Deficiency)
                 for the Years Ended March 31, 1998, 1997 and 1996    F-5

           Statements of Cash Flows for the Years Ended
                 March 31, 1998, 1997 and 1996                        F-8

           Notes to Financial Statements                             F-11


FINANCIAL STATEMENT SCHEDULES:
           Schedule II - Valuation and Qualifying Accounts           F-30



  Schedules not listed in the above table of contents have been omitted because they do not apply or are not required or the information required to be set forth therein is included in the financial statements and accompanying notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Stockholders and
Board of Directors of
INFORMATION MANAGEMENT TECHNOLOGIES
  CORPORATION


     We have audited the accompanying balance sheets of INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION as of March 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

     We have also audited Schedule II for the years ended March 31, 1998, 1997 and 1996. In our opinion, this schedule presents fairly the information required to be set forth therein.

     The accompanying financial statements and schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has sustained substantial losses in two out of the three most recent years (including the year ended March 31, 1998), has experienced a deficiency in cash flows from operations in each of its last three fiscal years and has a working capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A to the accompanying financial statements. The financial statements and schedule do not include any adjustments that might result from the outcome of this uncertainty.

                                        /S/MAHONEY COHEN & COMPANY, CPA, P.C.
                                        Mahoney Cohen & Company, CPA, P.C.


New York, New York
June 8, 1998

                Information Management Technologies Corporation
                                  ("IMTECH")
                                Balance Sheets
                            March 31, 1998 and 1997


                                     ASSETS
                                    (Note D)

                                                         1998         1997
                                                     -----------   -----------
Current assets:
  Cash and cash equivalents
    (Notes B-2 and B-6)                              $    --       $ 1,228,819
  Cash - restricted (Note H)                             126,068        --
  Accounts receivable, net of allowance for
    doubtful accounts of $99,200 at March 31,
    1998 and $36,800 at March 31, 1997
    (Notes B-6 and N)                                  1,302,212     1,331,428
  Inventory (Note B-3)                                   230,144       281,729
  Due from affiliate (Note G)                            329,088       250,000
  Prepaid expenses and other current assets              231,615       590,224
                                                     -----------   -----------
      Total current assets                             2,219,127     3,682,200
                                                     -----------   -----------
Property and equipment - at cost (Notes B-4
  and H)
  Production equipment                                 3,314,525     2,548,699
  Computer software applications                         439,676       242,932
  Furniture and fixtures                                 359,490       459,696
  Leasehold improvements                                 679,975       609,888
  Computer equipment                                     713,871       806,066
                                                     -----------   -----------
                                                       5,507,537     4,667,281
  Less: Accumulated depreciation and
    amortization                                       2,395,999     2,065,833
                                                     -----------   -----------
      Net property and equipment                       3,111,538     2,601,448
                                                     -----------   -----------
Other assets:
  Deposits and other (Note B-5)                          356,689       364,405
  Cash - restricted (Note H)                             378,202         --
  Investment in INSCI Corp. (Note C)                     436,032     1,782,108
                                                     -----------   -----------
      Total other assets                               1,170,923     2,146,513
                                                     -----------   -----------
                                                     $ 6,501,588   $ 8,430,161
                                                     -----------   -----------
                                                     -----------   -----------

The accompanying notes are an integral part of these financial statements.

                Information Management Technologies Corporation
                                  ("IMTECH")
                                Balance Sheets
                            March 31, 1998 and 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       1998           1997
                                                   ------------   -------------
Current liabilities:
  Cash overdraft                                   $     90,417   $     --
  Convertible debt (Note  E)                              --           380,000
  Current maturities of long-term debt
    (Note F)                                             266,925       288,329
  Current maturities of long-term capital lease
    obligations (Note H)                                 363,795       280,878
  Accounts payable                                     1,606,549     1,449,241
  Due to affiliate (Note G)                              255,213        29,925
  Accrued salaries                                       138,865       157,820
  Accrued expenses and other current liabilities         583,586       684,221
                                                    ------------  ------------
      Total current liabilities                        3,305,350     3,270,414
Loan payable - bank (Note  D)                            925,975        --
Long-term debt, less current maturities (Note F)         906,407       900,000
Capital lease obligations, less current
  maturities (Note H)                                    614,354       213,002
Deferred rent (Note  I)                                  365,351       382,677
                                                    ------------  ------------
      Total long-term obligations                      2,812,087     1,495,679
                                                    ------------  ------------
Commitments and contingencies (Notes D through
  K and O)
Stockholders' equity (Notes F, K and M):
  12% Convertible preferred stock (Note L):
    Authorized - 3,000,000 shares at $1.00 par
    value; 2,660,733 and 2,534,100 shares issued
    and outstanding at March 31, 1998 and 1997,
    respectively ($2,660,733 and $2,534,100 of
    aggregate liquidation value as of March 31,
    1998 and 1997, respectively)                       2,660,733     2,534,100
  Class "A" common stock:
    Authorized - 100,000,000 shares at $.04 par
    value; 5,789,846 and 5,579,552 shares issued
    and outstanding at March 31, 1998 and 1997,
    respectively                                         231,594       223,182
  Additional paid-in capital                          32,040,227    31,528,477
  Unrealized gain from investment in securities
    available for sale (Note C)                          430,831     1,774,515
  Accumulated deficit                                (34,979,234)  (32,396,206)
                                                    ------------  ------------
      Total stockholders' equity                         384,151     3,664,068
                                                    ------------  ------------
                                                    $  6,501,588  $  8,430,161
                                                    ------------  ------------
                                                    ------------  ------------

The accompanying notes are an integral part of these financial statements.

                Information Management Technologies Corporation
                                 ("IMTECH")
                           Statements of Operations
                For the Years Ended March 31, 1998, 1997 and 1996

                                            1998          1997          1996
                                        ------------  ------------  ------------
Revenues (Note N)                       $ 9,488,340   $10,714,711   $11,805,891
Cost of sales                             7,323,641     8,488,716     9,057,533
                                        ------------  ------------  ------------
Gross profit                              2,164,699     2,225,995     2,748,358

Operating expenses:
  Selling, general and administrative     4,037,474     2,937,712     4,104,526
  Termination of facility contract            --            --           75,000
  Lease agreement buy-out (Note I)            --            --          376,826
  Other costs (Note R)                        --          550,000         --
                                        ------------  ------------  ------------
      Total operating expenses            4,037,474     3,487,712     4,556,352
                                        ------------  ------------  ------------
Loss from operations                     (1,872,775)   (1,261,717)   (1,807,994)

Other (income) expenses:
  Interest expense, net                     273,435       134,247       559,710
  (Gain) loss from sale of INSCI Corp.
    stock (Note C)                         (277,785)   (2,089,020)       73,500
  Interest amortization of beneficial
    conversion feature attached to 12%
    convertible secured promissory
    notes (Notes B-10 and F-3)              444,444        88,889       900,000
  Equity in net loss of INSCI Corp.           --          158,030     1,452,000
  Credit facility buy-out                     --            --          394,614
                                        ------------  ------------  ------------
      Net other (income) expenses           440,094    (1,707,854)    3,379,824
                                        ------------  ------------  ------------
Income (loss) from continuing
  operations                             (2,312,860)      446,137    (5,187,818)

Loss from discontinued operations
  (Note Q)                                    --            --         (390,696)
                                        ------------  ------------  ------------
Net income (loss)                        (2,312,860)      446,137    (5,578,514)


Preferred stock dividends                   270,159       257,520        --
                                        ------------  ------------  ------------
Net income (loss) applicable to
  common stockholders                   $(2,583,028)  $   188,617   $(5,578,514)
                                        ------------  ------------  ------------
                                        ------------  ------------  ------------
Basic and diluted earnings (loss)
  per share applicable to common
  stockholders (Note P):
    From continuing operations          $     (0.46)  $      0.04   $     (1.65)
                                        ------------  ------------  ------------
                                        ------------  ------------  ------------
    From discontinued operations        $     --      $     --      $     (0.12)
                                        ------------  ------------  ------------
                                        ------------  ------------  ------------
Weighted average number of shares
  outstanding (Note P)                    5,589,483     5,129,143     3,139,758
                                        ------------  ------------  ------------
                                        ------------  ------------  ------------


    The accompanying notes are an integral part of these financial statements.

                Information Management Technologies Corporation
                                   ("IMTECH")
                Statements of Stockholders' Equity (Deficiency)
               For the Years Ended March 31, 1998, 1997 and 1996

                                                                                                                         Total
                                    Class A Common Stock      Preferred Stock         Additional                    Stockholders'
                                   ----------------------  -----------------------     Paid-in        Accumulated        Equity
                                    Shares        Amount    Shares       Amount        Capital          Deficit       (Deficiency)
                                   ----------   ---------  ----------   -----------   ------------   -------------   -------------
Balance at April 1, 1995            2,778,132    $111,125      --       $    --        $28,064,680    $(27,006,309)    $1,169,496
  Exercise of stock options           125,000       5,000      --            --            113,360          --            118,360
  Transfer agent administration
    error                             144,196       5,768      --            --             --              --              5,768
  Issuance of common stock under
    Regulation "S"-Fondo              287,750      11,510      --            --            238,490          --            250,000
  Issuance of common stock under
    Regulation "S"-Oportunidad        200,000       8,000      --            --            242,000          --            250,000
  Issuance of preferred stock from
    debenture conversion                --          --      2,026,580     2,026,580         --              --          2,026,580
  Amortization of beneficial
    conversion feature related
    to convertible debt                 --          --         --            --            900,000          --            900,000
  Net loss                              --          --         --            --             --          (5,578,514)    (5,578,514)
                                    ---------    --------   ---------   -----------   ------------   -------------   -------------
Balance at March 31, 1996
  (carried forward)                 3,535,078    $141,403   2,026,580   $2,026,580    $29,558,530    $(32,584,823)     $ (858,310)
                                    ---------    --------   ---------   -----------   ------------   -------------   -------------
                                    ---------    --------   ---------   -----------   ------------   -------------   -------------

The accompanying notes are an integral part of these financial statements.

             Information Management Technologies Corporation
                                 ("IMTECH")
              Statements of Stockholders' Equity (Deficiency)
                                 (Continued)
             For the Years Ended March 31, 1998, 1997 and 1996



                                                                                                                          Total
                               Class A Common Stock     Preferred Stock                  Additional                   Stockholders'
                              ---------------------  ---------------------   Unrealized   Paid-in      Accumulated        Equity
                               Shares      Amount     Shares     Amount        Gain       Capital       Deficit       (Deficiency)
                              ---------  ----------  ---------  ----------  -----------  -----------  -------------   -------------

Balance at March 31, 1996
 (brought forward)             3,535,078  $141,403   2,026,580  $2,206,580   $      --   $29,558,530  $(32,584,823)   $  (858,310)

Preferred stock dividends             --        --     257,520     257,520          --            --      (257,520)            --
Issuance of common stock
  for services                    60,000     2,400          --          --          --        48,000            --         50,400
Issuance of common stock
  from debenture conversion-
  infinity Investors           1,883,643    73,346          --          --          --     2,026,654            --      2,100,000
Issuance of preferred stock
  from debenture conversion           --        --     250,000     250,000          --            --            --        250,000
Transfer agent administration
  error                          100,831     6,033          --          --          --        (6,033)           --             --
Costs associated with various
  registrations and private
  placements                          --        --          --          --          --      (187,563)           --       (187,563)
Valuation of investment in
  securities available for
  sale                                --        --          --          --    1,774,515           --            --     1,774,515
Amortization of beneficial
  conversion feature attached
  to 12% convertible secured
  promissory notes                    --        --          --          --           --       88,889            --         88,889
Net income                            --        --          --          --           --           --        446,137       446,137
                               ---------  --------   ---------  ----------   ----------  -----------   ------------    ----------
Balance at March 31, 1997
  (carried forward)            5,579,552  $223,182   2,534,100  $2,534,100   $1,774,515  $31,528,477   $(32,396,206)   $3,664,068

                               ---------  --------   ---------  ----------   ----------  -----------   -------------   ----------






   The accompanying notes are an integral part of these financial statements.

                         Information Management Technologies Corporation
                                          ("IMTECH")
                         Statements of Stockholders' Equity (Deficiency)
                                          (Concluded)
                        For the Years Ended March 31, 1998, 1997 and 1996



                                     Class A Common Stock     Preferred Stock                     Additional
                                     ----------  ---------  ---------  ----------  Unrealized     Paid-in
                                       Shares     Amount     Shares      Amount    Gain (Loss)    Capital
                                     ----------  ---------  ---------  ----------  -----------  -----------

Balance at March 31, 1997
    (brought forward)                 5,579,552   $223,182  2,534,100    2,534,100  $1,774,515   $31,528,477

  Preferred stock dividends               --          --      270,159    270,159         --             --
  Issuance of common stock from
    preferred stock conversion          210,294      8,412   (143,526)  (143,526)        --           135,114
  Costs associated with various
    registrations                         --          --         --        --            --          (130,210)
  Valuation of investment in
    securities available for sale         --          --         --        --       (1,343,684)         --
  Non-employee compensation expense
    from stock options granted
    during the year                       --          --         --        --            --            62,402
  Amortization of beneficial
    conversion feature
    attached to 12% convertible
    secured promissory notes              --          --         --        --            --           444,444
  Net loss                                --          --         --        --            --             --
                                     -----------  ---------  ---------  ---------- -----------  -------------
Balance at March 31, 1998             5,789,846   $231,594   2,660,733  $2,660,733    $430,831   $32,040,227
                                     -----------  ---------  ---------  ----------  -----------  ------------
                                     -----------  ---------  ---------  ----------  -----------  ------------


                                                       Total
                                                    Stockholders'
                                      Accumulated      Equity
                                        Deficit    (Deficiency)
                                      ------------- -------------

Balance at March 31, 1997
    (brought forward)                 $(32,396,206)  $3,664,068

  Preferred stock dividends               (270,159)       --
  Issuance of common stock from
    preferred stock conversion                 --         --
  Costs associated with various
    registrations                              --      (130,210)
  Valuation of investment in
    securities available for sale              --    (1,343,684)
  Non-employee compensation expense
    from stock options granted
    during the year                            --        62,402
  Amortization of beneficial
    conversion feature
    attached to 12% convertible
    secured promissory notes                   --       444,444
  Net loss                              (2,312,869)  (2,312,869)
                                      -------------  -----------
Balance at March 31, 1998             $(34,979,234)  $   384,151
                                      -------------  -----------
                                      -------------  -----------

     The accompanying notes are an integral part of these financial statements.

                Information Management Technologies Corporation
                                 ("IMTECH")
                         Statements of Cash Flows
                For the Years Ended March 31, 1998, 1997 and 1996


                                                                      1998           1997          1996
                                                                  -------------  ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                               $(2,312,869)   $   446,137   $(5,578,514)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                     865,408        456,579       458,741
    Amortization of consulting fees                                    72,500        183,628        69,000
    Non-employee compensation expense from stock options
      granted during the year                                          62,402          --            --
    Amortization of beneficial conversion feature related to
      convertible debt                                                444,444         88,889       900,000
    Property-in-kind interest paid on 12% convertible
      secured promissory notes                                         94,800          9,000         --
    Equity in net loss of INSCI Corp.                                   --           158,030     1,452,000
    (Gain) loss from sale of INSCI Corp. stock                       (277,785)    (2,089,020)       73,500
    Provision for doubtful accounts                                    68,143          --           48,115
    Deferred rent                                                     (17,326)        14,183      (200,954)
    Loss from the sale of property and equipment                       47,740          --            --
    Write--off of net assets of discontinued operations                 --             --          185,331
    Changes in assets and liabilities:
      Accounts receivable                                             (38,927)        75,303     1,177,813
      Inventory                                                        51,585         21,405        75,390
      Prepaid expenses and other current assets                       286,109         63,562      (300,873)
      Deposits and other assets                                         7,716        (16,769)      231,143
      Accounts payable                                                413,050         (5,774)      692,673
      Accrued salaries                                                (18,955)         1,813       (58,993)
      Deferred revenue                                                  --          (129,090)     (424,933)
      Other accrued expenses and current liabilities                 (150,391)      (629,972)      274,327
                                                                  -------------  ------------  ------------
        Net cash used in operating activities                        (402,356)    (1,352,096)     (926,234)
                                                                  -------------  ------------  ------------
Cash flows from investing activities:
  Capital expenditures                                               (541,704)      (568,390)      (56,456)
  Net increase in amounts due from affiliates                         (79,088)      (250,000)        --
  Net increase in amounts due to affiliates                           225,288         29,925         --
  Proceeds from the sale of INSCI Corp. stock                         129,933      2,258,072       331,129
  Proceeds from the sale of property and equipment                     42,000          --            --
  Repayments by INSCI Corp.                                             --             --        1,000,000
                                                                  -------------  ------------  ------------
    Net cash provided by (used in) investing activities              (223,571)     1,469,607     1,274,673
                                                                  -------------  ------------  ------------
Totals carried forward                                            $  (625,927)    $  117,511    $  348,439
                                                                  -------------  ------------  ------------
                                                                  -------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                     Information Management Technologies Corporation
                                       ("IMTECH")
                                 Statements of Cash Flows
                                       (Continued)
                    For the Years Ended March 31, 1998, 1997 and 1996


                                                                  1998                 1997                1996
                                                               -----------          -----------        -----------
Totals brought forward                                          $ (625,927)         $   117,511        $   348,439
                                                               -----------          -----------        -----------
Cash flows from financing activities:
 Net borrowings (repayments) under bank credit facility            925,975             (640,056)          (479,442)
 Financing from bank overdraft                                      90,417                 --             (268,881)
 Proceeds from bank issuance of short-term debt and options           --                   --              176,852
 Net proceeds from issuance of long-term debt                       90,000              900,000          2,340,185
 Repayments of convertible debt                                   (380,000)                --               --
 Repayments of long-term debt                                     (312,457)            (627,328)            --
 Payments of capital lease obligations                            (382,347)            (345,305)          (529,721)
 Repayment of BNY warrant                                             --                   --             (200,000)
 Cash deposited into a restricted Certificate of Deposit
  account with a bank                                             (504,270)                --               --
 Proceeds from equity placements and the exercise of
  options and warrants                                                --                   --              624,128
 Costs associated with equity placements and registrations        (130,210)            (187,563)            --
                                                               -----------          -----------        -----------
    Net cash provided by (used in) financing activities           (602,892)            (900,252)         1,663,121
                                                               -----------          -----------        -----------
Net increase (decrease) in cash and cash equivalents            (1,228,819)            (782,741)         2,011,560
Cash and cash equivalents, beginning of year                     1,228,819            2,011,560             --
                                                               -----------          -----------        -----------
Cash and cash equivalents, end of year                          $     --            $ 1,228,819        $ 2,011,560
                                                               -----------          -----------        -----------
                                                               -----------          -----------        -----------

                     Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:

Interest                                                       $   303,717          $    94,450        $   355,852
                                                               -----------          -----------        -----------
                                                               -----------          -----------        -----------
Income taxes                                                   $      --            $      --          $    11,592
                                                               -----------          -----------        -----------
                                                               -----------          -----------        -----------

    The accompanying notes are an integral part of these financial statements.

                Information Management Technologies Corporation
                                  ("IMTECH")
                           Statements of Cash Flows
                                  (Concluded)
               For the Years Ended March 31, 1998, 1997 and 1996

   Supplemental Disclosures of Non-Cash Investing and Financing Activities


During the fiscal year ended March 31, 1998:

   One holder of the Company's 12% convertible preferred stock elected to convert his 143,526 shares of preferred stock into 210,294 shares of the Company's Class A Common Stock.

   The Company exchanged 117,000 shares of INSCI Corp. stock for the repayment of $200,000 of principal plus interest of the 12% convertible secured promissory notes issued in connection with a February 1997 private placement.

   The Company negotiated with two of its key vendors to convert $312,660 of trade payables into interest bearing installment promissory notes.

   The Company issued stock dividends on its 12% convertible preferred stock in the amount of $270,159.

   The Company paid property-in-kind interest of $94,800 on the outstanding 12% convertible secured promissory notes.

   The Company incurred capital lease obligations of $947,312.


During the fiscal year ended March 31, 1997:

   The holder of the Company's $2,100,000 6% convertible debenture issued in March 1996 elected to convert the debt into 1,883,643 shares of Class A common stock.

   Holders of the Company's 12% subordinated convertible debentures elected to convert $250,000 of debentures into shares of the Company's 12% preferred stock.

   The Company repaid a short-term note valued at $51,975 by issued INSCI Corp. stock.

   The Company issued stock dividends on its 12% convertible preferred stock in the amount of $257,520.

   The Company paid property-in-kind interest of $9,000 on the outstanding 12% convertible secured promissory notes.

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

                Information Management Technologies Corporation
                                  ("IMTECH")
                           Statements of Cash Flows
                                  (Concluded)
               For the Years Ended March 31, 1998, 1997 and 1996

   Supplemental Disclosures of Non-Cash Investing and Financing Activities


During the fiscal year ended March 31, 1998:

   One holder of the Company's 12% convertible preferred stock elected to convert his 143,526 shares of preferred stock into 210,294 shares of the Company's Class A Common Stock.

   The Company exchanged 117,000 shares of INSCI Corp. stock for the repayment of $200,000 of principal plus interest of the 12% convertible secured promissory notes issued in connection with a February 1997 private placement.

   The Company negotiated with two of its key vendors to convert $312,660 of trade payables into interest bearing installment promissory notes.

   The Company issued stock dividends on its 12% convertible preferred stock in the amount of $270,159.

   The Company paid property-in-kind interest of $94,800 on the outstanding 12% convertible secured promissory notes.

   The Company incurred capital lease obligations of $947,312.


During the fiscal year ended March 31, 1997:

   The holder of the Company's $2,100,000 6% convertible debenture issued in March 1996 elected to convert the debt into 1,883,643 shares of Class A common stock.

   Holders of the Company's 12% subordinated convertible debentures elected to convert $250,000 of debentures into shares of the Company's 12% preferred stock.

   The Company repaid a short-term note valued at $51,975 by issued INSCI Corp. stock.

   The Company issued stock dividends on its 12% convertible preferred stock in the amount of $257,520.

   The Company paid property-in-kind interest of $9,000 on the outstanding 12% convertible secured promissory notes.

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

                 Information Management Technologies Corporation
                                   ("IMTECH")

                                   Schedule II

                       Valuation and Qualifying Accounts

                For the Years Ended March 31, 1998, 1997 and 1996


-----------------------------------------------------------------------------------------------------
       Column A                        Column B          Column C             Column D       Column E
-----------------------------------------------------------------------------------------------------
                                                        Additions
                                                  ------------------------
                                                    [1]             [2]
                                      Balance at  Charged to  Charged to      Deductions-     Balance
       Description                    Beginning   Costs and     Other          Describe         at
                                       of Year     Expenses    Accounts-                     End of Year
                                                               Describe
                                       --------   --------   --------------   -----------   -----------
                                                                               [a]
Allowance for doubtful accounts:
Year ended March 31, 1998               $ 36,800   $ 82,373   $       --       $ 20,009       $ 99,164
                                        --------   --------   ------------    ---------       --------
                                        --------   --------   ------------    ---------       --------
Year ended March 31, 1997               $104,500   $ 34,660   $       --       $102,360       $ 36,800
                                        --------   --------   ------------    ---------       --------
                                        --------   --------   ------------    ---------       --------
Year ended March 31, 1996               $ 56,385   $209,850   $       --       $161,735       $104,500
                                        --------   --------   ------------    ---------       --------
                                        --------   --------   ------------    ---------       --------

Accumulated amortization of cost
in excess of net assets acquired:

Year ended March 31, 1998               $   --     $   --     $       --      $   --          $   --
                                        --------   --------   ------------    ---------       --------
                                        --------   --------   ------------    ---------       --------
Year ended March 31, 1997               $255,059   $   --     $       --      $255,059        $   --
                                        --------   --------   ------------    ---------       --------
                                        --------   --------   ------------    ---------       --------
Year ended March 31, 1996               $255,059   $   --     $       --      $   --          $255,059
                                        --------   --------   ------------    ---------       --------
                                        --------   --------   ------------    ---------       --------


                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE A  - THE COMPANY

OPERATIONS

     Information Management Technologies Corporation (referred to as "IMTECH" or the "Company") was incorporated in 1986 in the State of Delaware. IMTECH provides graphic communications to financial institutions such as banks and brokerage firms, as well as, to medium and large service organizations within such industries as accounting, law and finance. The Company's core business is the production and subsequent distribution of time sensitive printed financial research, financial reports and marketing materials. In addition, the Company provides facility management services which include mail room and copy center management. The Company's customer base is principally located in New York City and the surrounding metropolitan area, such as New Jersey, Southeast Connecticut and Westchester County. The Company also services clients in Pennsylvania, the midwest, and as a result of strategic alliances with two New York based service providers, in Europe as well (See Note G). The alliances allow IMTECH to offer its clients a smooth process of receiving and managing data for print production and subsequent distribution.

     The Company holds an 8% ownership interest in INSCI Corp. ("INSCI") at March 31, 1998. At March 31, 1997 and 1996, the Company held a 16% and 38% ownership interest in INSCI, respectively. The investment in INSCI was accounted for under the equity method through the period when the Company owned more than 20% of the common stock in INSCI. When the Company's investment in INSCI decreased below 20% the investment in INSCI was accounted for under the "Securities Available For Sale" method as promogulated by Statement of Financial Accounting Standards ("SFAS") No. 115.



BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going concern. However, the Company has sustained substantial losses in two out of the three most recent years (including the year ended March 31, 1998) and has experienced a deficiency in cash flows from operations in each of its last three years. The Company had a working capital deficiency of approximately $1,086,000 as of March 31, 1998.

     Management has implemented plans to perform strategic acquisitions and obtain additional financing to provide sufficient working capital and other resources to meet current obligations as they come due. In February 1998, IMTECH signed letters of intent to purchase KRL Litho, Inc., d/b/a The Skillcraft Group ("Skillcraft"), a New York based commercial and financial research printer and Research Distribution Services, Inc. ("RDS"), a provider of intelligent fulfillment and distribution services to the research report production industry. The acquisition of Skillcraft is intended to provide a business platform capable of protecting the Company against further declines of market share in the printing industry, and to establish a basis for future growth. By creating a new organization that can provide both financial research and commercial printing services, the Company will be more competitive in its existing markets and expand its production capabilities to create new products and market opportunities. In addition, Skillcraft's affiliation with a London based printer assists the Company in establishing a global presence. The addition of RDS to the combination of IMTECH and Skillcraft creates a combined entity that is better inclined to compete efficiently in this evolving market.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE A  - THE COMPANY (Continued)

BASIS OF PRESENTATION (Continued)

     The Company received stockholder approval to raise the financing required to perform the proposed acquisitions at its Annual Meeting of Shareholders held on May 26, 1998. Management's proposed financing plan calls for the Company to raise a minimum of $4,000,000 and a maximum of $7,000,000 through a private placement of debentures convertible into the Company's Class A common stock. As of the date of this Form 10-K report, the Company has received firm commitments for the issue of $4,000,000 of the convertible debentures. The Company has secured a commitment from a lending institution to advance IMTECH an additional $1,300,000 toward the proposed acquisitions, which will be collateralized by the unencumbered equipment of the combined companies. In addition, management is negotiating with several other lending institutions to establish a working capital credit facility for the proposed acquired companies.

     The Company is currently in negotiations with both Skillcraft and RDS to finalize the terms of the proposed acquisitions. Accordingly, the terms of the proposed acquisitions have not been publicly disclosed. The proposed acquisitions will require the Company to remit a cash down payment at closing, with the balance of the combined purchase price payable over forty (40) monthly installment payments including interest. Funds which are raised in excess of the minimum down payment required at closing of the acquisitions will be used for the immediate working capital requirements of the combined companies.

     The Company is also in the process of identifying and pursuing additional potential acquisition candidates to respond to the changing environment of the financial research printing industry, which over the past year, has witnessed the merger of many of its clients. The mergers have created a perception in the financial research printing industry that larger printers are needed to meet the resulting printing demands. The creation of the combined entities coupled with price cutting by competitors to garner more market share has contributed toward IMTECH's operating difficulties. Management believes that its plans to perform key acquisitions as discussed above will help IMTECH survive the changing market conditions, respond to the client mergers and remain competitive within the industry.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the significant accounting policies that have been applied on a consistent basis in the preparation of the accompanying financial statements:

1.   Revenue Recognition

     Revenue is recorded when services are performed or upon delivery of the product.

2.   Cash and Cash Equivalents

     The Company considers all highly liquid investments with insignificant interest rate risk and an original maturity of three months or less to be cash equivalents. The cash equivalents are carried at cost which approximates fair value. Cash equivalents includes funds deposited in a money market account at a financial institution.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

3.   Inventory

     Inventory consists primarily of paper, toner and inks, and is stated at the lower of cost (determined by the first-in, first-out method) or market.

4.   Property and Equipment

     Expenditures for capital assets are recorded at cost. Depreciation of capital assets is provided to relate the cost of the depreciable assets to operations over their estimated useful service lives. In that connection, production equipment, computer hardware and software and furniture and fixtures are depreciated by the straight-line method over estimated useful lives ranging from five to seven years. Leasehold improvements are amortized by the straight-line method over the lesser of the lease term or estimated useful lives of the improvements. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. At the time of disposal of any property and equipment, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in the current period's operations.

5.   Deferred Financing Costs

     Costs incurred to secure financing arrangements are included in deposits and other assets in the balance sheets. The costs, which amounted to approximately $194,000 and $98,000, net of accumulated amortization of approximately $49,500 and $38,000 as of March 31, 1998 and 1997, respectively, are amortized over the life of the related credit facilities, which range from 24 to 110 months.

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

     The Company performs ongoing credit evaluations of its customers and records reserves for potentially uncollectible accounts receivable which are deemed credit risks as determined by management. The Company generally does not require collateral for its accounts receivable. Accounts receivable consist of geographically and industry dispersed customers.

7.   Use of Estimates

     The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

10.  Convertible Debt

     The beneficial conversion feature of the outstanding convertible secured promissory notes payable (See Note F-3) is accounted for as additional interest to the holders and amortized over the period from the date of issue through the date the securities first become convertible. This policy conforms to the accounting for these transactions announced by the Securities and Exchange Commission (`SEC") Staff in March 1997.

11.  Reclassification

     Certain 1996 and 1997 amounts have been reclassified to conform to the 1998 presentation. Accordingly, preferred stock dividends of $257,520 issued for the year ended March 31, 1997 have been reclassified separately on the face of the statement of operations. The reclassification has no effect on the presentation of the Company's financial position or income (loss) per share applicable to common stockholders for the period presented.

12.  New Financial Accounting Standards

     In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes new standards for reporting comprehensive income and its components. The Company will adopt SFAS No. 130 in the first quarter of fiscal year ended March 31, 1999. The Company expects that the comprehensive income will not differ materially from net income (loss) applicable to common stockholders.


NOTE C - INVESTMENT IN INSCI CORP.

     The Company holds an 8% ownership interest (investment) in INSCI, its former majority-owned subsidiary. The investment is accounted for under the "Securities Available For Sale" method as promulgated by SFAS No. 115. As a result, the investment is carried at fair market value.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE C - INVESTMENT IN INSCI CORP. (Continued)

     During the second quarter of fiscal year 1997, the Company sold 703,000 shares of INSCI Corp. stock. Prior to that sale, IMTECH owned a 38% interest in INSCI, whose results were accounted for under the equity method. At March 31, 1997 and 1996, the Company had a 16% and a 38% ownership interest in INSCI, respectively. For the year ended March 31, 1996 INSCI had net sales of approximately $7,913,000 and a net loss of approximately $1,452,000.

     At March 31, 1998 and 1997, the carrying value and estimated fair market value of the Company's investment in INSCI is as follows:


                                             1998            1997
                                       -------------    --------------
           Shares                            436,032          636,467
                                       -------------    --------------
                                       -------------    --------------
           Cost basis                  $       5,201    $       7,593
                                       -------------    --------------
                                       -------------    --------------
           Market value                $     436,032    $   1,782,108
                                       -------------    --------------
                                       -------------    --------------
           Unrealized gain             $     430,831    $   1,774,515
                                       -------------    --------------
                                       -------------    --------------


NOTE D - LOAN PAYABLE - BANK

     In November 1997, IMTECH (the "Company") entered into a two year secured credit arrangement, which expires in October 1999, with MTB Bank (the "Bank"). Under the credit arrangement, the Company can borrow up to 80% of eligible accounts receivable and 35% of eligible paper inventory (up to a maximum of $50,000), both of which in the aggregate cannot exceed a total of $1,500,000 (including $250,000 in outstanding letters of credit) at any one time. All outstanding obligations under the arrangement bear interest at the bank's prime rate (8.5% at March 31, 1998) plus two percent (2%). At March 31, 1998, the Company was indebted to the Bank for outstanding obligations totaling approximately $926,000. In conjunction with the execution of the credit arrangement, the Company entered into a security agreement which grants the Bank a security interest in substantially all of the assets of IMTECH as collateral for all indebtedness outstanding under the arrangement.

     In addition to the collateral secured as part of the security agreement, the Company also pledged 66,535 shares of INSCI Corp. common stock to secure payment of all outstanding obligations under the credit arrangement. In connection with the closing of the credit arrangement, the Company issued a warrant to the Bank which entitles MTB to purchase 25,000 shares of Class A Common stock at $1.81 per share (the market price of the underlying shares on the date of closing), exercisable until November 2000. Interest paid to the bank for outstanding obligations under the credit arrangement during the fiscal year ended March 31, 1998 amounted to approximately $36,000.

     The credit arrangement contains a minimum tangible net worth ("net worth") covenant of $2,000,000. At March 31, 1998, the Company was in default of the net worth covenant. In June 1998, the Bank waived the net worth requirement as of March 31, 1998.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE E - CONVERTIBLE DEBT

     At March 31, 1997, convertible debt consisted of $380,000 of 12% subordinated debentures issued in connection with a private placement which was completed in January 1996. The debentures accrued interest at a per annum rate of 12% and entitled the holders to convert the debentures plus accrued interest into shares of the Company's Class A common stock at a price per share of $1.50. In January 1998, the Company redeemed the debentures, and as a result, none of the debentures were converted into Class A common stock. Interest charged to operations for the years ended March 31, 1998, 1997 and 1996 amounted to approximately $37,000, $46,000 and $9,000, respectively.


NOTE F - LONG-TERM DEBT

     At March 31, 1998 and 1997, long-term debt obligations consisted of the following:

                                                                       March 31,
                                                              ----------------------------
                                                                 1998            1997
                                                              ------------    ------------
           Trade payable conversion notes [1]                 $   288,532     $   288,329
           12% convertible secured notes  [2], [3]                884,800         900,000
                                                              ------------    ------------
                                                                1,173,332       1,188,329
           Less:  Current maturities                              266,925         288,329
                                                              ------------    ------------
           Total long-term debt                               $   906,407     $   900,000
                                                              ------------    ------------
                                                              ------------    ------------





[1] In March 1996, the Company negotiated with one of its key suppliers to convert $545,472 of payables to a two year unsecured installment promissory note. The note was payable in twenty-four monthly installments of $25,550 including interest at a per annum rate of 11.5%. Interest charged to operations for the year ended March 31, 1997 amounted to $49,456. In October 1997, at the request of the Company, the terms of the note were revised to include additional outstanding payables, and as a result, the note became payable in eighteen installments of $21,892 including interest at 16% per annum through April 1999. Interest charged to operations for the year ended March 31, 1998 amounted to approximately $34,000.

     In addition, in July 1997, the Company negotiated with another of its key vendors to convert approximately $112,000 of outstanding trade payables into a one year unsecured installment promissory note. The note is payable in twelve monthly installments of $9,742 including interest at a per annum rate of 8.5% through June 1998. The note was satisfied on June 15, 1998. Interest charged to operations for the fiscal year ended March 31, 1998 amounted to $4,800.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE F - LONG-TERM DEBT (Continued)

[2] In connection with a February 1997 private placement, the Company issued convertible secured promissory notes in exchange for proceeds of $1,000,000 (of which $900,000 was received during fiscal year ended March 31, 1997 and the balance of $100,000 was received in May 1997). The notes bear interest at a per annum rate of 12%, which at the option of IMTECH, can either be paid in cash or in the Company's Class A common stock. The notes are secured by a pledge of 500,000 shares of INSCI Corp. stock. The Company had the right, under the pledge agreement, to receive the return of 100,000 shares of the pledged stock in the event it became required in order for IMTECH to obtain a credit line or enter into a lease/purchase agreement for equipment. In November 1997, the Company exercised that right and received the return of 66,535 shares of INSCI Corp. stock which were used to pledge as collateral for the outstanding obligations under the credit arrangement with MTB Bank (See Note D). In addition, in November 1997, the Company received the return of 33,435 shares of INSCI Corp. stock which were sold pursuant to Rule 144, and the proceeds were used to purchase equipment. Therefore, at March 31, 1998, 369,497 shares of INSCI Corp. stock remain as collateral pledged against the notes. The notes can be converted into Class A common stock of the Company at a 40% discount to the previous five day average closing price, prior to conversion, subject to certain conversion limitations as set forth in the placement memorandum. The right of conversion permits the holders to convert up to a maximum of 10% of their note holdings in any month for a period of three years from the effective date of registration for the shares of Class A common stock underlying the notes. In December 1997, the Company filed a Form S-3 Registration Statement in accordance with the Securities Act of 1933, which was amended in January 1998 and again on May 14, 1998 (See Note O). The notes will be automatically converted at the end of the three year conversion period. In addition, each $1.00 principal amount of the notes entitles the holders to one warrant to purchase one share of IMTECH's Class A common stock at a 40% discount to the previous five day average closing price prior to the conversion of the warrants. Paid-in-kind interest charged to operations for the year ended March 31, 1998 and 1997 amounted to $94,800 and $9,000, respectively.

     In August 1997 the Company exchanged 117,000 shares of INSCI Corp. stock for the repayment of $200,000 of principal, plus interest, of the convertible secured promissory notes.

[3] In an Emerging Issues Task Force ("EITF") meeting sponsored by the Financial Accounting Standards Board, held on March 13, 1997, the Securities and Exchange Commission ("SEC") announced their position on the accounting for the issuance of convertible debt securities with a nondetachable conversion feature that is "in-the-money" at the date of issue. Those securities are usually convertible into common stock at the lower of a conversion rate fixed at the date of issue or a fixed discount to the common stock's market price at the date of conversion, creating a "beneficial conversion feature". The SEC's position is that the beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The amount is calculated at the date of issue as the difference between the conversion price and the fair value of the common stock into which the security is convertible. The discount resulting from the allocation of the proceeds, in effect, increases the interest rate of the security and should therefore be amortized as a charge to interest expense over the period from the date the security is issued to the date it first becomes convertible. The beneficial conversion feature of the convertible secured promissory notes above is accounted for as additional interest expense, and as a result, such interest charged to operations for the years ended March 31, 1998 and 1997 amounted to approximately $444,000 and $89,000, respectively.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE F - LONG-TERM DEBT (Continued)

         As of March 31, 1998, maturities of long-term debt are as follows:


              Year Ending
               March 31,
              -----------
                 1999            $       266,925
                 2000                     21,607
                 2001                     -
                 2002                    884,800
                                 ---------------
                                 $     1,173,332
                                 ---------------
                                 ---------------


NOTE G - RELATED PARTY TRANSACTIONS

DUE FROM AFFILIATES

     IMTECH is party to a consulting agreement with Blitz Systems, Inc. ("Blitz"), a company owned 100% by the Chief Executive Officer of IMTECH. Blitz is a computer systems consulting firm specializing in developing total business solutions for all business management systems. During the year ended March 31, 1998, the Company renewed the agreement for an additional year (November 1, 1997 through October 31, 1998), at a cost to IMTECH of $40,000 per month. Blitz's responsibilities under the contract are to reengineer, reorganize and run the day-to-day operations of IMTECH's data processing department. Specifically, Blitz provides extensive technical support for many of IMTECH's clients on-site and is responsible for analyzing, designing and developing customized database systems as required by the management of IMTECH. Fees paid to Blitz under the contract, which include costs for systems hardware and software, for the years ended March 31, 1998 and 1997 amounted to approximately $602,000 and $489,000, respectively.

     In December 1996, IMTECH provided Blitz with a loan in the amount of $250,000. On April 30, 1997, Blitz commenced payment of the loan on an installment basis over a forty-eight month period at $6,162 per month including interest at 8.5%, through March 2001.

     During the fiscal year ended March 31, 1998, IMTECH performed printing services for Blitz which amounted to approximately $101,000 of revenues. At March 31, 1998, the $101,000 remains unpaid.

     The Company is party to a service agreement with Research Distribution Services, Inc. ("RDS"), a company in which the CEO of IMTECH is the majority stockholder with controlling interest. Under the agreement, RDS is to provide mailing list database management, fulfillment, mailing and related services to IMTECH for a period of one year (January 1, 1998 through December 31, 1998) at a monthly minimum cost of $22,500 (based on minimum average fulfillment levels as stipulated in the agreement). Total fees under the agreement charged to operations for the years ended March 31, 1998 and 1997 amounted to $270,288 and $67,500, respectively. At March 31, 1998, total fees unpaid and owed to RDS by IMTECH amounted to $255,213.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE G - RELATED PARTY TRANSACTIONS (Continued)

OTHER

     In September 1997, the Company received proceeds of $125,000 as a result of a loan from an individual who performed consulting services for IMTECH, and was also a member of the Board of Directors. The loan, which was paid in full in November 1997 plus accrued interest of $2,792, was unsecured and bore interest at a per annum rate of 12%.

     The same individual, in January 1998, loaned IMTECH the sum of $200,000 for working capital purposes. The loan is evidenced by an unsecured promissory note which bears interest at 12% per annum. In addition, the Company sold this individual 50,000 shares of INSCI Corp. stock for proceeds of $50,000, also used for working capital purposes. In March 1998, the individual resigned his position as a member of the Board of Directors.

NOTE H - CAPITAL LEASE OBLIGATIONS

     The Company is the lessee of various high speed duplicating equipment under noncancellable capital leases expiring in various years through 2002. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments (based on interest rates ranging from 9% to 26%) or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives (See Note B-4). At March 31, 1998 and 1997, the book value of the equipment under capital leases was approximately $1,309,000 and $901,000, respectively.

     Minimum future lease payments under capital leases as of March 31, 1998 and for each of the next five years and in the aggregate are as follows:


                   Year Ending
                    March 31,
                   -----------
                      1999                        $    469,251
                      2000                             360,911
                      2001                             243,274
                      2002                              96,675
                      2003                              22,501
                                                  ------------
           Total minimum lease payments              1,192,612
           Less:  Amount representing interest         214,463
           Less:  Current portion                      363,795
                                                  ------------
           Present value of long-term capital
           lease obligations                      $    614,354
                                                  ------------
                                                  ------------


                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE H - CAPITAL LEASE OBLIGATIONS (Continued)

     During the fiscal year ended March 31, 1998, the Company deposited a sum of $504,270 into a Certificate of Deposit account ("CD") with a bank. The CD is maintained as collateral for the Company's obligation under a lease for production equipment. According to the terms of the CD, the funds may be drawn by the Company in accordance with the following schedule:

                                                 Available
                                                    for
           Maturity Date                          Release
           -------------                      ---------------
           September 30, 1999                 $       126,068
           September 30, 2000                         378,202
                                              ---------------
           Total cash - restricted                    504,270
           Less:  Current portion                     126,068
                                              ---------------

           Cash - restricted - long-term      $       378,202
                                              ---------------
                                              ---------------

NOTE I - OPERATING LEASE

     The Company leases its executive and regional service center facilities (approximately 32,000 square feet) in a building located at 130 Cedar Street in New York City, under a noncancellable lease expiring in July 2003. The rental payments under the lease are subject to annual cost of living and maintenance increases. Rent expense charged to operations for the years ended March 31, 1998, 1997 and 1996 amounted to approximately $500,000, $494,000 and $629,000, respectively. In June 1995, the Company renegotiated the terms of the lease for 130 Cedar Street to reflect the return of 20,000 square feet of previously occupied space. A lease buyout agreement was executed which required IMTECH to pay a fixed fee of approximately $377,000 in full satisfaction of the previously leased space.

     Generally accepted accounting principles require that rental payments under a noncancellable lease with scheduled rent increases be recognized on a straight-line basis over the lease term. As a result, rent expense has been increased or decreased for the years ended March 31, 1998, 1997 and 1996 to reflect the difference between the actual rent paid versus the rent expense adjusted for the straight-lined rent. Consequently, deferred rent of approximately $365,000 and $383,000 representing pro-rata future payments is reflected in the accompanying balance sheets as of March 31, 1998 and 1997, respectively.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE I - OPERATING LEASE (Continued)

     Minimum future rental payments under the noncancellable operating lease as of March 31, 1998 are as follows:



             For the Year Ending
                  March 31,
             -------------------
                     1999               $      512,000
                     2000                      528,000
                     2001                      544,600
                     2002                      561,800
                     2003                      579,800
                     2004                      195,300
                                        --------------
                                        $    2,921,500
                                        --------------
                                        --------------


NOTE J - INCOME TAXES

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

     At March 31, 1998, the Company has net operating loss carryforwards ("N.O.L.'s") totaling $16,111,000 available to offset future federal and state taxable income through 2013 as follows:


                March 31,                  N.O.L.'s          Expiring
                ---------            -----------------       --------

                 1989                $       2,398,000         2004
                 1990                        2,405,000         2005
                 1991                        1,407,000         2006
                 1992                        1,628,000         2007
                 1995                        1,188,000         2010
                 1996                        4,502,000         2011
                 1998                        2,583,000         2013
                                     -----------------
                                     $      16,111,000
                                     -----------------
                                     -----------------

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE J - INCOME TAXES (Continued)

     The Tax Reform Act of 1986 enacted a complex set of regulations limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate "ownership change." The Company's ability to utilize its net operating loss carryforwards would, in general, be limited if there is a change in ownership in excess of fifty percent (50%). Although the Company has not performed a detailed study, it does not believe that an ownership change has taken place.

     In 1997 the Company utilized approximately $446,000 of N.O.L.'s to reduce taxable income to zero. Accordingly, the Company did not recorded a provision for income taxes for the year ended March 31, 1997. The tax benefits resulting from the N.O.L.'s have been fully reserved because the likelihood of their realization could not be determined.

NOTE K - COMMON STOCK

     In May 1995, with the approval of its shareholders, the Company recorded a four-for-one reverse stock split of IMTECH's Class A common stock. In addition, the shareholders approved an increase in the par value of the Class A common stock from $.01 to $.04. The number of shares authorized under the Company's stock option plans, as stated in Note M, decreased. Accordingly, all references to the number of shares outstanding have been adjusted for all of the periods presented to give effect to the aforementioned reverse stock split.

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

     In January 1996, holders of options issued as a result of a January 1995 loan-option agreement exercised 125,000 options to purchase 125,000 shares of the Company's Class A common stock at an exercise price of $.04 per share.

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

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE K - COMMON STOCK (Continued)

         In March 1998, one holder of the Company's 12% convertible preferred stock elected to convert his shares of preferred stock. As a result, the Company issued 210,294 shares of Class A common stock at a conversion price of $.6825 per share (which according to the terms of the preferred stock offering, represents 70% of the average closing price of the Class A common stock for the twenty days prior to the date of conversion).


NOTE L - 12% CONVERTIBLE PREFERRED STOCK

         During 1992, the Company issued $2,301,000 in subordinated debentures (the "debentures") to a group of debenture holders with interest at 10% per annum. The debentures were due and payable in 1995. Thereafter, in 1995, the Company entered into an exchange offering with the debenture holders wherein the Company issued 12% Convertible Preferred Stock ("Preferred Stock") to each debenture holder for an aggregate of 2,301,000 shares of Preferred Stock.

         The terms of the Preferred Stock were approved by shareholders. The Preferred Stock received by debenture holders provided for the payment of interest at 12% per annum in addition to the right to convert a share of Preferred Stock into a share of Class A common stock of the Company at 70% of the 20-day average trading market price of the Company's Class A common stock at the time of the conversion. Additionally, preferred stockholders were granted cost-free registration rights with respect to the underlying shares of Class A common stock.

         The terms of the Preferred Stock further provided that holders could only convert a percentage of the aggregate of their Preferred Stock until April 20, 1998 and, thereafter, for a period of 180 days until October 31, 1998, holders of the Preferred Stock have a right to convert 100% of their Preferred Stock that was not as yet converted into shares of Class A common stock.

         On December 23, 1997, the Company filed with the Securities and Exchange Commission a Form S-3 Registration Statement in accordance with the Securities Act of 1933 for the purpose of registering all of the Company's Class A common stock which will be offered for sale or resale (not eligible under Rule
144) and all other shares issuable upon exercise or conversion of certain options, warrants, convertible debt and the conversion of the Preferred Stock. Amendments to the Form S-3 Registration have been filed subsequently on both January 14, 1998 and May 14, 1998; however, the registration has not yet been declared effective.

         Additionally, as a result of the change in the Rule 144 and 144(k) exemption regulations, the preferred stockholders may qualify for the exemption under Rule 144 depending upon each preferred shareholder's qualification status with respect to an exemption under either of these rules. One of the 23 preferred stockholders qualified for the exemption under Rule 144(k) and on March 15, 1998, that holder elected to convert his shares of preferred stock.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE M - STOCK OPTIONS

NON-QUALIFIED STOCK OPTION PLAN

         In August 1987, the Board of Directors approved and adopted a Non-Qualified Stock Option ("NQSO") Plan. Under the NQSO Plan, individuals determined to be key persons whom the Company relies on for the successful conduct of its business, as determined by the Compensation Committee (the "Committee"), are granted options to purchase IMTECH's Class A Common Stock. There are 4,000,000 shares reserved for grant under the NQSO Plan.

         The exercise prices of the options granted under the NQSO Plan, which are determined by the Committee in its sole discretion, may not be less than the par value of the shares, or fifty percent of the fair market value of the shares on the dates of grant. The Committee also determines the time periods during which the NQSO's may be exercised, although in no event shall any NQSO's have an expiration date later than ten (10) years from the date of its grant. As of March 31, 1998, options to acquire a total of 2,331,933 shares of Class A Common Stock were outstanding or approved for grant under the NQSO Plan, at exercise prices ranging from $.74 to $9.88 per share.

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


         The ISO Plan is administered by the Committee, who establishes the terms of the options granted including their exercise prices, the dates of grant and number of shares subject to options. The exercise prices of all of the options granted under the ISO Plan must be equal to no less than the fair market value of the Class A Common Stock on the date of grant, and the terms of the options may not exceed ten years. 3,000,000 shares of IMTECH Class A Common Stock are reserved under the ISO Plan for grant.

         For any employee/stockholder who may own more than 10% of the Company's outstanding voting shares, the exercise price of options received under the ISO Plan must be at least equal to 110% of the fair market value of the Class A Common Stock on the date of grant, and the term of the options must not exceed ten years. As of March 31, 1998, options to purchase 2,333,750 shares of IMTECH's Class A common stock were outstanding and approved for grant under the ISO Plan at exercise prices ranging from $1.18 to $6.75 per share.


DIRECTORS OPTION PLAN

         In October 1988, the Board of Directors adopted the Directors Option ("DO") plan, which was authorized by the stockholders on December 19, 1988, and was subsequently amended in October 1992. The purpose of the DO plan is to help IMTECH retain the services of qualified non-officer or non-employee directors, who are considered essential to the business progress of the Company. Under the DO plan, options are granted only on the date of the annual stockholders' meeting held once every calendar year. A total of 1,500,000 shares of the Company's Class A common stock has been reserved for grant under the DO plan. At March 31, 1998, there were no options outstanding under the DO plan.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE M - STOCK OPTIONS (Continued)

The following summarizes the activity the stock options for the three years ended March 31, 1998 (in ,000):

                                               NQSO                      ISO                        DO
                                       ---------------------   ----------------------    -------------------------
                                                   Weighted                  Weighted                  Weighted
                                       Number      Average       Number      Average       Number       Average
                                         of        Exercise        of        Exercise        of        Exercise
                                       Options    Price Per     Options     Price Per     Options      Price Per
                                                    Share                     Share                      Share
                                       (,000)        ($)         (,000)        ($)         (,000)         ($)
                                       --------   ----------    ---------   ----------   ----------    ------------
Outstanding at April 1, 1995                221          9.43         468          4.28          15           3.13
    Granted                               1,219          2.21         801          2.36          --             --
    Canceled                               --             --         --              --          --             --
                                       --------      --------    --------      --------    --------       --------
Outstanding at March 31, 1996             1,440          3.32       1,269          3.07          15           3.13
    Granted                                 350          1.68       1,125          1.24          --             --
    Canceled                               --              --        (125)         1.88         (15)          3.13
                                       --------      --------    --------      --------    --------       --------
Outstanding at March 31, 1997             1,790          3.00       2,269          2.23          --             --
    Granted                               1,255          1.12         500          1.18          --             --
    Canceled                               (713)         4.33        (435)         4.25          --             --
                                       --------      --------    --------      --------    --------       --------

Outstanding at March 31, 1998             2,332          1.58       2,334          1.63          --             --
                                       --------      --------    --------      --------    --------       --------
                                       --------      --------    --------      --------    --------       --------

Exercisable at March 31, 1998             1,688          1.52       1,684          1.52          --             --
                                       --------      --------    --------      --------    --------       --------
                                       --------      --------    --------      --------    --------       --------
Weighted average fair value of
    options granted during the                 $ .17                    $ .03                       --
    year
                                               -----                    -----                     ----
                                               -----                    -----                     ----
Weighted average remaining
    life of options granted                   5 years                  2 years                      --
    during the year
                                               -----                    -----                     ----


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

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE M - STOCK OPTIONS (Continued)

STOCK-BASED COMPENSATION (Continued)

The Company has elected to adopt the disclosure-only provisions of SFAS No. 123, and as described above, continues to apply APB No. 25 to account for stock options. Accordingly, compensation expense is recognized for stock options granted only to the extent that the quoted market price of the Company's Class A common stock on the date of grant exceeds the exercise price of the options. During the fiscal year ended March 31, 1998, the Company granted a total of 1,255,000 of stock options under the NQSO Plan to non-employees. As a result, non-employee compensation expense of approximately $62,000 was charged to operations during 1998. In addition, during 1998, the Company granted a total of 500,000 stock options under the ISO Plan, all granted with exercise prices equal to the quoted market price of the Class A common stock on the date of grant.

     Had compensation expense been determined as provided in SFAS No. 123 for stock options using the Black-Scholes option pricing model, the pro forma effect would have been:


                                                                                    For the Years Ended March 31,
                                                                           --------------------------------------------
                                                                                1998            1997             1996
                                                                           ------------       ---------     ------------
           Net income (loss) applicable to common shares -  as reported    $ (2,583,028)      $ 188,617     $ (5,578,514)
           Net income (loss) applicable to common shares - pro forma         (2,740,613)       (560,483)      (6,059,414)
           Net income (loss) per common share - as reported                    (.46)             .04            (1.77)
           Net income (loss) per common share - pro forma                      (.49)            (.11)           (1.93)

         The fair value of each option grant is calculated using the following weighted average assumptions:


                                         For the Years Ended March 31,
                                     -----------------------------------
                                       1998          1997           1996
                                     -------        ------         ------
           Expected life (in years)      5             5             5
           Interest rate               5.83%         6.01%         5.86%
           Volatility                 36.13%          287%          286%
           Dividend yield               --            --            --


NOTE N - MAJOR CUSTOMERS

         During the years ended March 31, 1998, 1997 and 1996, sales to the two largest customers of the Company accounted for approximately 40%, 38% and 39% of total revenues, respectively. At March 31, 1998, 1997 and 1996, the two largest customers of the Company had accounts receivable balances in the aggregate of approximately $441,000, $156,000 and $120,000, respectively.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE O - COMMITMENTS AND CONTINGENCIES

EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) plan covering all eligible employees (personnel with twelve consecutive months of service). Employer contributions to the plan are based on the discretion of management. Employees can elect to contribute up to a maximum of 15% of their salaries to the plan. Since its inception, IMTECH has not made any contributions to the plan, matching or otherwise.

REGISTRATION RIGHTS

     The Company has granted, without cost, demand and "piggyback" registration rights with respect to the Company's Class A common stock underlying certain warrants, options, notes and preferred stock (collectively known as "convertible securities") issued or issuable to certain holders of convertible securities of the Company.

EMPLOYMENT AGREEMENTS

     In December 1996, the Board of Directors appointed Matti Kon as the Company's Chief Executive Officer. Consequently, the Company entered into an employment agreement with Mr. Kon which provides for a base annual salary of $200,000 plus an incentive bonus equal to 20% of operating income, up to a maximum of $500,000. The agreement had an initial one year term and awarded Mr. Kon 500,000 options to purchase 500,000 shares of the Company's Class A common stock at an exercise price of $1.18 per share as a signing bonus. The options vested after one year of service and expire in December 1998. The agreement further provides that Mr. Kon has the right to devote his time and attention to his other business interests. In January 1998, the Board of Directors elected to renew Mr. Kon's contract for an additional two year period through December 1999. Consequently, Mr. Kon was awarded an additional 500,000 options to purchase 500,000 shares of the Company's Class A Common stock at $1.18 per share. The additional 500,000 options vest after the completion of Mr. Kon's second year of service and are exercisable for one year following that date.

     The Company has entered into an employment agreement with Mr. Joseph Gitto, its President and Chief Financial Officer. The agreement, as amended in July 1997, expires in December 1999 and provides for an annual base salary of $180,000. In addition, Mr. Gitto is entitled to an incentive bonus equal to 15% of operating income, up to a maximum of $150,000. At the time of the original agreement, Mr. Gitto was awarded 600,000 options to purchase 600,000 shares of the Company's Class A Common stock at exercise prices ranging from $1.25 to $1.88 per share. The options vest over a three year period and expire in April 2000.

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

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE O - COMMITMENTS AND CONTINGENCIES (Continued)

OTHER (Continued)

     The Company elected to pay CRG by issuing 171,000 shares of Class A common stock. The Company made an initial payment to CRG of 92,250 shares of freely traded Class A common stock which IMTECH borrowed from a number of shareholders.

     The Company repaid the shareholders by making cash interest payments at a rate of 10% per annum, in addition to making cash payments for the borrowed shares. The balance of the 78,750 shares was not remitted to CRG. CRG asserted a claim for the balance of the shares. The Company has disputed the claim based upon the position that CRG did not perform under the provisions of the service contract. The Company is currently considering instituting legal action to recover the shares of stock and to seek punitive damages from CRG.

NOTE P - EARNINGS (LOSS) PER SHARE

     In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Under SFAS No. 128 public companies and entities with complex capital structures are required to present basic and diluted EPS on the face of the income statement. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and, if applicable, diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to Class A Common stockholders by the weighted-average number of Class A Common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Class A Common stock are exercised or converted and the resulting additional shares are dilutive (their inclusion decreases the amount of EPS). The effect on earnings (loss) per share of the Company's outstanding stock options and warrants, convertible debentures and notes and preferred stock is antidilutive for all periods presented and therefore not included in the calculation of the weighted-average number of Class A Common shares outstanding.

NOTE Q - DISCONTINUED OPERATIONS

     During the fiscal year ended March 31, 1995, the Company discontinued its Litigation Support Services division, which generated sales of approximately $1,563,000 and recorded a net loss of approximately $1,773,000 for that year. The discontinued division wound down its operations during the fiscal year ended March 31, 1996, and as a result, the Company recorded a final charge of approximately $391,000 to write off the remaining assets.

NOTE R - OTHER COSTS

         In the third quarter of fiscal year ended March 31, 1997, management adopted a formal plan to restructure IMTECH's work force and redeploy the operating assets of the Company. Management's intentions were to make the Company operate more efficiently and remain competitive in the research printing market. In accordance with the restructuring plan, the Company recorded a charge of $550,000 for the year ended March 31, 1997 to account for the costs incurred to reorganize the work force and redeploy the production equipment, summarized as follows:

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE R - OTHER COSTS (Continued)

           Severance payments                    $    259,000
           Payroll taxes and benefits                  77,000
           Consulting fees                            131,000
           Asset redeployment costs                    83,000
                                                 ------------
                                                 $    550,000
                                                 ------------
                                                 ------------



NOTE S - PROPOSED ACQUISITIONS

     In February 1998, the Company signed letters of intent to purchase KRL Litho, Inc., d/b/a as The Skillcraft Group ("Skillcraft"), a New York based commercial and financial research printer and Research Distribution Services, Inc. ("RDS"), a provider of intelligent fulfillment and distribution services to the research report production industry. The Company received shareholder approval at its Annual Meeting of Shareholders held on May 26, 1998 to raise the funding required for the proposed acquisitions.

     The Company will purchase the net assets of Skillcraft and RDS for cash and notes, and therefore the combination will be accounted for under the Purchase Method of accounting as promulgated by Accounting Principles Bulletin Opinion No. 16, "Business Combinations". The Company is currently in negotiations with both Skillcraft and RDS to finalize the terms of the proposed purchase acquisitions.

     Subsequent to the purchase transactions, both Skillcraft and RDS will be wholly-owned subsidiaries of IMTECH, and as a result, IMTECH, Skillcraft and RDS will report financial position, results of operations and cash flows on a consolidated basis. Consequently, all material intercompany accounts and transactions will be eliminated in consolidation.

                 Information Management Technologies Corporation
                                   ("IMTECH")

                                   Schedule II

                       Valuation and Qualifying Accounts

                For the Years Ended March 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------
       Column A                        Column B          Column C             Column D       Column E
------------------------------------------------------------------------------------------------------
                                                        Additions
                                                  -------------------------
                                                   [1]             [2]
                                      Balance at  Charged to  Charged to   Deductions-    Balance
       Description                    Beginning    Costs and    Other       Describe         at
                                       of Year     Expenses    Accounts-                 End of Year
                                                               Describe
                                      ----------  ----------  ----------   -----------   -----------
                                                                               [a]
Allowance for doubtful accounts:
  Year ended March 31, 1998             $ 36,800   $ 82,373   $       --     $ 20,009      $ 99,164
                                      ----------  ----------  ----------   -----------   -----------
                                      ----------  ----------  ----------   -----------   -----------
  Year ended March 31, 1997             $104,500   $ 34,660   $       --     $102,360      $ 36,800
                                      ----------  ----------  ----------   -----------   -----------
                                      ----------  ----------  ----------   -----------   -----------
  Year ended March 31, 1996             $ 56,385   $209,850   $       --     $161,735      $104,500
                                      ----------  ----------  ----------   -----------   -----------
                                      ----------  ----------  ----------   -----------   -----------
Accumulated amortization of cost
  in excess of net assets acquired:

  Year ended March 31, 1998             $   --     $   --     $       --     $   --        $   --
                                      ----------  ----------  ----------   -----------   -----------
                                      ----------  ----------  ----------   -----------   -----------
  Year ended March 31, 1997             $255,059   $   --     $       --     $255,059      $   --
                                      ----------  ----------  ----------   -----------   -----------
                                      ----------  ----------  ----------   -----------   -----------
  Year ended March 31, 1996             $255,059   $   --     $       --     $   --        $255,059
                                      ----------  ----------  ----------   -----------   -----------
                                      ----------  ----------  ----------   -----------   -----------
