Form 10-Q
period 1998-06-30
INFORMATION MANAGEMENT TECHNOLOGIES CORP
filed 1998-08-10
CIK 824578

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


                         Commission File Number: 0-16753


                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)





                Delaware                                    58-1722085
--------------------------------          --------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)





130 Cedar Street, Fourth Floor, New York, NY                     10006
----------------------------------------------------      -------------------
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




         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At August 10, 1998, the Registrant had outstanding 5,789,846 shares of Class A Common Stock.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                      INDEX


                                                                                 PAGE
                                                                                -------
PART  I                   FINANCIAL INFORMATION

              ITEM  1     FINANCIAL STATEMENTS                                       1

              ITEM  2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         14
                              CONDITION AND RESULTS OF OPERATIONS


PART  II                  OTHER INFORMATION

              ITEM  1     LEGAL PROCEEDINGS                                         21

              ITEM  6     EXHIBITS AND REPORTS ON FORM 8-K                          22

                          SIGNATURES                                                23


                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                              FINANCIAL INFORMATION


ITEM  1. INDEX TO FINANCIAL STATEMENTS


                                                                                         PAGE
                                                                                        -------

        Balance Sheets as of June 30, 1998 and March 31, 1998                               2

        Statements of Operations for the Three Months Ended June 30, 1998 and 1997          4

        Statements of Cash Flows for the Three Months Ended June 30, 1998 and 1997          5

        Notes to Financial Statements                                                       6

              Information Management Technologies Corporation
                              ("IMTECH")
                            Balance Sheets
                   June 30, 1998 and March 31, 1998




                                ASSETS



                                                         June 30,       March 31,
                                                           1998           1998
                                                        ----------     ----------
                                                        (Unaudited)

Current assets:

  Cash--Restricted ...................................  $  126,068     $  126,068
  Accounts receivable, net of allowance for doubtful
    accounts of $81,400 at June 30, 1998 and
    $99,200 at March 31, 1998 ........................   1,495,345      1,302,212
  Inventory ..........................................     331,193        230,144
  Due from affiliate .................................     329,168        329,088
  Prepaid expenses and other current assets ..........     289,138        231,615
                                                        ----------     ----------
       Total current assets ..........................   2,570,912      2,219,127
                                                        ----------     ----------

Property and equipment--at cost:
  Production equipment ...............................   3,369,968      3,314,525
  Computer software applications .....................     530,676        439,676
  Furniture and fixtures .............................     363,968        359,490
  Leasehold improvements .............................     679,975        679,975
  Computer equipment .................................     842,564        713,871
                                                        ----------     ----------
                                                         5,787,151      5,507,537
Less: Accumulated depreciation and amortization ......   2,737,259      2,395,999
                                                        ----------     ----------
      Net property and equipment .....................   3,049,892      3,111,538
                                                        ----------     ----------

Other Assets:
  Deposits and other .................................     382,615        356,689
  Cash--restricted ...................................     378,202        378,202
  Investment in INSCI Corp. ..........................     436,032        436,032
                                                        ----------     ----------
      Total other assets .............................   1,196,849      1,170,923
                                                        ----------     ----------
                                                        $6,817,653     $6,501,588
                                                        ----------     ----------
                                                        ----------     ----------





   The accompanying notes are an integral part of these financial statements.

                Information Management Technologies Corporation
                                 ("IMTECH")
                                Balance Sheets
                                  (Concluded)
                        June 30, 1998 and March 31, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   June 30,        March 31,
                                                                     1998            1998
                                                                  ----------      ----------
                                                                  (Unaudited)
Current liabilities:
  Cash overdraft.............................................     $  209,197      $   90,417
  Current maturities of long-term debt.......................        203,690         266,925
  Current maturities of long-term capital lease obligations..        348,167         363,795
  Accounts payable...........................................      1,878,620       1,606,549
  Due to affiliate...........................................        277,713         255,213
  Accrued salaries...........................................         72,534         138,865
  Accrued expenses and other current liabilities.............        662,967         583,586
                                                                  ----------      ----------
       Total current liabilities.............................      3,652,888       3,305,350
                                                                  ----------      ----------

Loan payable--bank...........................................        949,857         925,975
Long-term debt, less current maturities......................        908,800         906,407
Capital lease obligations, less current maturities...........        555,706         614,354
Deferred rent................................................        359,769         365,351
                                                                  ----------      ----------
         Total long-term obligations.........................      2,774,132       2,812,087
                                                                 ----------       ----------

Commitments and contingencies

Stockholders' equity:
  12% convertible preferred stock:
    Authorized--3,000,000 shares at $1.00 par value;
    2,722,113 and 2,660,733 shares issued and outstanding
    at June 30, 1998 and March 31, 1998, respectively
    ($2,722,113 and $2,660,733 of aggregate liquidation
    value as of June 30, 1998 and March 31, 1998,
    respectively)............................................      2,722,113       2,660,733
  Class "A" common stock:
    Authorized--100,000,000 shares at $.04 par value;
    5,789,846 shares issued and outstanding at June 30, 1998
    and March 31, 1998........................................        231,594        231,594
  Additional paid-in capital..................................     32,040,227     32,040,227
  Accumulated other comprehensive income......................        430,831        430,831
  Accumulated deficit.........................................    (35,034,132)   (34,979,234)
                                                                   ----------     ----------
       Total stockholders' equity                                     390,633        384,151
                                                                   ----------     ----------

                                                                  $ 6,817,653    $ 6,501,588
                                                                   ----------     ----------
                                                                   ----------     ----------

   The accompanying notes are an integral part of these financial statements.

                Information Management Technologies Corporation
                                  ("IMTECH")
                           Statements of Operations
               For the Three Months Ended June 30, 1998 and 1997
                                 (Unaudited)



                                                              1998             1997
                                                           -----------     -----------
Revenues .............................................     $ 2,754,668     $ 2,564,928

Cost of sales ........................................       1,696,811       1,670,585
                                                           -----------     -----------
Gross profit .........................................       1,057,857         894,343

Operating expenses:
    Selling, general and administrative ..............         991,527         756,583
                                                           -----------     -----------
Income from operations ...............................          66,330         137,760

Other expenses:
    Interest expense, net ............................          59,848          32,116
    Interest amortization of beneficial conversion
        feature attached to 12% convertible secured
        promissory notes .............................           --            266,667
                                                           -----------     -----------
            Net other expenses .......................          59,848         298,783
                                                           -----------     -----------
Net income (loss) ....................................           6,482        (161,023)

Preferred stock dividends ............................          61,380          64,380
                                                           -----------     -----------
Net loss applicable to common stockholders ...........     $   (54,898)    $  (225,403)
(225,403)
                                                           -----------     -----------
                                                           -----------     -----------

Basic and diluted loss per share applicable to
    common stockholders .............................      $     (0.01)    $     (0.04)
                                                           -----------     -----------
                                                           -----------     -----------
Weighted average number of shares outstanding .......        5,789,846       5,579,552
                                                           -----------     -----------
                                                           -----------     -----------







   The accompanying notes are an integral part of these financial statements.

               Information Management Technologies Corporation
                                ("IMTECH")
                         Statements of Cash Flows
                                (Unaudited)
              For the Three Months Ended June 30, 1998 and 1997

                                                                   1998         1997
                                                                ---------     ---------

Cash flows from operating activities:
  Net income (loss)...........................................  $   6,482     $(161,023)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization.............................     246,016       120,000
    Amortization of consulting fees...........................      27,639        28,135
    Amortization of beneficial conversion feature related to
      convertible debt........................................        --         266,667
    Property-in-kind interest paid on 12% convertible
      secured promissory notes................................      24,000        13,500
    Provision for doubtful accounts...........................      19,916        18,025
    Deferred rent.............................................      (5,582)       (1,830)
    Changes in assets and liabilities:
      Accounts receivable.....................................    (213,049)     (119,035)
      Inventory...............................................    (101,049)       16,747
      Prepaid expenses and other current assets...............     (85,162)     (220,462)
      Deposits and other assets...............................     (25,926)     (115,121)
      Accounts payable........................................     272,071       (54,041)
      Accrued payable.........................................     (66,331)      (83,733)
      Other accrued expenses and current liabilities..........      79,381       (28,111)
                                                                 ---------     ---------

        Net cash provided by (used in) operating activities...     178,406      (320,282)
                                                                 ---------     ---------

Cash flows from investing activities:
  Capital expenditures........................................    (156,120)     (232,249)
  (Increase) decrease in due from affiliate...................         (80)       13,351
  Net increase in due to affiliate............................      22,500          --
                                                                 ---------   ----------
        Net cash used in investing activities.................    (133,700)     (218,898)
                                                                 ---------   ----------

Cash flows from financing activities:
  Net borrowings under bank credit facility...................      23,882          --
  Financing from bank overdraft...............................     118,780          --
  Net proceeds from issuance of long-term debt................        --          90,000
  Repayments of long-term debt................................     (84,842)     (269,017)
  Payments of capital lease obligations.......................    (102,526)     (116,353)
                                                                 ---------    ----------

        Net cash used in financing activities.................     (44,706)     (295,370)
                                                                 ---------    ----------

Net decrease in cash and cash equivalents.....................        --        (834,550)

Cash and cash equivalents, beginning of year..................        --       1,222,819
                                                                 ---------   -----------

Cash and cash equivalents, end of period......................   $    --      $  394,269
                                                                 ---------   -----------
                                                                 ---------   -----------

   The accompanying notes are an integral part of these financial statements.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                                  June 30, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

THE COMPANY

         Information Management Technologies Corporation (referred to as "IMTECH" or the "Company") was incorporated in 1986 in the State of Delaware. IMTECH provides graphic communications to financial institutions such as banks and brokerage firms, as well as, to medium and large service organizations within such industries as accounting, law and finance. The Company's core business is the production and subsequent distribution of time sensitive printed financial research, financial reports and marketing materials. In addition, the Company provides facility management services which include mail room and copy center management. The Company's customer base is principally located in New York City and the surrounding metropolitan area, such as New Jersey, Southeast Connecticut and Westchester County. The Company also services clients in Pennsylvania, the midwest, and as a result of strategic alliances with two New York based service providers, in Europe as well. The alliances allow IMTECH to offer its clients a smooth process of receiving and managing data for print production and subsequent distribution.

         The Company holds an approximate 6% ownership interest in INSCI Corp. ("INSCI") at June 30, 1998. The investment in INSCI is accounted for under the "Securities Available For Sale" method as promogulated by Statement of Financial Accounting Standards ("SFAS") No. 115.

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") established for interim financial information and Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Management believes however that all of the adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1999. For further information, refer to the financial statements and disclosures thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a summary of the significant accounting policies that have been applied on a consistent basis in the preparation of the accompanying financial statements:

1.   Revenue Recognition

     Revenue is recorded when services are performed or upon delivery of the product.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                                  June 30, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2.   Restricted Cash

         During the fiscal year ended March 31, 1998, the Company deposited a sum of $504,270 into a Certificate of Deposit account ("CD") with a bank. The CD is maintained as collateral for the Company's obligation under a lease for production equipment. According to the terms of the CD, the funds may be drawn by the Company in accordance with the following schedule:

           ----------------------------------  ------------
                                                Available
                     Maturity Date                 for
                                                 Release
           ----------------------------------  ------------
           September 30, 1999                  $   126,068
           September 30, 2000                      378,202
                                               ------------
           Total cash - restricted                 504,270
           Less:  Current portion                  126,068

                                               ------------

           Cash - restricted - long-term       $   378,202
                                               ------------
                                               ------------



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

5.   Deferred Financing Costs

     Costs incurred to secure financing arrangements are included in deposits and other assets in the balance sheet. The costs are amortized over the life of the related credit facilities, which range from 24 to 110 months.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                                  June 30, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

9.   Convertible Debt

     The beneficial conversion feature of the outstanding convertible secured promissory notes payable (the "Notes") is accounted for as additional interest to the holders and amortized over the period from the date of issue through the date the securities first become convertible. This policy conforms to the accounting for these transactions announced by the Securities and Exchange Commission (`SEC") Staff in March 1997.

10.  Reclassification

     Certain 1997 amounts have been reclassified to conform to the 1998 presentation. Accordingly, preferred stock dividends of $64,380 issued for the three months ended June 30, 1997 have been reclassified separately on the face of the statement of operations. The reclassification has no effect on the presentation of the Company's financial position or income (loss) per share applicable to common stockholders for the period presented.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                                  June 30, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

11.  Loss Per Share

     The Company calculates loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and, if applicable, diluted EPS. The effect on loss per share of the Company's outstanding stock options and warrants, convertible debentures and notes and preferred stock is antidilutive for all periods presented and therefore not included in the calculation of the weighted-average number of shares outstanding.

12.  New Financial Accounting Standards

     During the three months ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

INVESTMENT IN INSCI CORP.

         The Company holds an approximate 6% ownership interest (investment) in INSCI, its former majority-owned subsidiary. The investment is accounted for under the "Securities Available For Sale" method as promulgated by SFAS No. 115. As a result, the investment is carried at fair market value. At June 30, 1998, 369,497 shares of INSCI Corp. stock pledged as collateral against the Company's outstanding 12% convertible secured promissory notes payable.

         At June 30, 1998 and March 31, 1998, the carrying value and estimated fair market value of the Company's investment in INSCI is as follows:



           Shares                        436,032
                                        ---------
                                        ---------
           Cost basis                  $   5,201
                                        ---------
                                        ---------
           Market value                $ 436,032
                                        ---------
                                        ---------
           Unrealized gain             $ 430,831
                                        ---------
                                        ---------

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                                  June 30, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


LOAN PAYABLE - BANK

         The Company maintains a secured credit arrangement with MTB Bank (the "Bank") which expires in October 1999. Under the provisions of the credit arrangement, IMTECH can borrow up to 80% of eligible accounts receivable and 35% of eligible paper inventory (up to a maximum of $50,000), both of which in the aggregate cannot exceed a total of $1,500,000 (including $250,000 in outstanding letters of credit) at any one time. All outstanding obligations under the arrangement bear interest at the bank's prime rate( 8.5% at June 30, 1998) plus two percent (2%). At June 30, 1998, the Company was indebted to the Bank for outstanding obligations totaling approximately $950,000. In conjunction with the execution of the credit arrangement, the Company entered into a security agreement which grants the Bank a security interest in substantially all of the assets of IMTECH (except for certain production equipment) as collateral for all indebtedness outstanding under the arrangement.

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

         The credit arrangement contains a minimum tangible net worth ("net worth") covenant of $2,000,000. At June 30, 1998, the Company was in default of the net worth covenant. The Bank has waived the net worth requirement as of June 30, 1998.

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

         The terms of the Preferred Stock were approved by shareholders. The Preferred Stock received by debenture holders provided for the payment of dividends at 12% per annum in addition to the right to convert a share of Preferred Stock into a share of Class A common stock of the Company at 70% of the 20-day average trading market price of the Company's Class A common stock at the time of the conversion. Additionally, preferred stockholders were granted cost-free registration rights with respect to the underlying shares of Class A common stock.

         The terms of the Preferred Stock further provided that holders could only convert a percentage of the aggregate of their Preferred Stock until April 20, 1998 and, thereafter, for a period of 180 days until October 31, 1998, holders of the Preferred Stock have a right to convert 100% of their Preferred Stock that was not as yet converted into shares of Class A common stock. As of June 30, 1998, the shares of Class A common stock underlying the Preferred Stock were not registered in accordance with the terms of the exchange offering. As a result, the holders of the Preferred Stock have been unable to exercise their conversion rights and obtain registered shares of Class A common stock of the Company.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                                  June 30, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


12% CONVERTIBLE PREFERRED STOCK (Continued)

         On December 23, 1997, the Company filed with the Securities and Exchange Commission a Form S-3 Registration Statement in accordance with the Securities Act of 1933 for the purpose of registering all of the Company's Class A common stock which will be offered for sale or resale (not eligible under Rule
144) and all other shares issuable upon exercise or conversion of certain options, warrants, convertible debt and the conversion of the Preferred Stock. Amendments to the Form S-3 Registration have been filed subsequently on both January 14, 1998 and May 14, 1998, and the Company intends to file an additional amendment to the Registration Statement; however, the registration has not yet been declared effective.

         Additionally, as a result of the change in the Rule 144(k) exemption regulations, the underlying Class "A" Common Stock for preferred stockholders that are listed in the Registration Statement may qualify for the exemption under Rule 144 depending upon each preferred shareholder's qualification status with respect to an exemption under either of these rules. One of the preferred stockholders qualified for the exemption under Rule 144(k) and in March 1998, that holder converted his shares of preferred stock.

RELATED PARTY TRANSACTIONS

         IMTECH is party to a consulting agreement with Blitz Systems, Inc. ("Blitz"), a company owned 100% by the Chief Executive Officer of IMTECH. Blitz is a computer systems consulting firm specializing in developing total business solutions for all business management systems. Blitz's responsibilities under the contract are to reengineer, reorganize and run the day-to-day operations of IMTECH's data processing department at a cost to IMTECH of $40,000 per month. More specifically, Blitz provides extensive technical support for many of IMTECH's clients on-site and is responsible for analyzing, designing and developing customized database systems as required by the management of IMTECH.

         The Company is party to a service agreement with Research Distribution Services, Inc. ("RDS"), a company in which the CEO of IMTECH is the sole stockholder with controlling interest. RDS provides mailing list database management, fulfillment, mailing and related services to IMTECH at a monthly minimum cost of $22,500 (based on minimum average fulfillment levels as stipulated in the agreement).

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

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                                  June 30, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Continued)

EMPLOYMENT AGREEMENTS

         The Company has an employment agreement with Mr. Kon, its Chief Executive Officer, which provides for a base annual salary of $250,000 plus an incentive bonus equal to 20% of operating income, up to a maximum of $500,000. In the initial contract year Mr. Kon was awarded 500,000 options to purchase 500,000 shares of the Company's Class A common stock at an exercise price of $1.18 per share as a signing bonus. The options vested after one year of service and expire in July 2002. The agreement further provides that Mr. Kon has the right to devote his time and attention to his other business interests. In January 1998, the Board of Directors elected to renew Mr. Kon's contract. Consequently, Mr. Kon was awarded an additional 500,000 options to purchase 500,000 shares of the Company's Class A Common stock at $1.18 per share. The additional 500,000 options vest after the completion of Mr. Kon's second year of service and expire in July 2002.

         The Company has entered into an employment agreement with Mr. Joseph Gitto, its President and Chief Financial Officer. The agreement, as amended in July 1998, expires in July 2002 and provides for an annual base salary of $180,000. In addition, Mr. Gitto is entitled to an incentive bonus equal to 15% of operating income, up to a maximum of $150,000. At the time of the original agreement, Mr. Gitto was awarded 600,000 options to purchase 600,000 shares of the Company's Class A Common stock at exercise prices ranging from $1.25 to $1.88 per share. The options vest over a three year period and expire in July 2002.

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

SUBSEQUENT EVENTS

         On July 24, 1998, IMTECH acquired all of the issued and outstanding common stock of KRL Litho, Inc., d/b/a The Skillcraft Group ("Skillcraft") from its principals for an aggregate purchase price of $9,000,000. Skillcraft provides graphic communications services including financial research report printing, commercial printing, graphics arts design and various fulfillment services to financial and commercial organizations located primarily in the New York Metropolitan area.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                                  June 30, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SUBSEQUENT EVENTS (Continued)

The business combination will be accounted for under the Purchase Method of accounting as promulgated by Accounting Principles Bulletin Opinion No. 16. "Business Combinations". Both IMTECH and Skillcraft will operate as separate divisions under a new consolidated entity known as Skilltech Global Graphics and Communications, Inc. ("SKILLTECH").

         The Company paid $5,000,000 at closing and issued promissory notes to the sellers in the aggregate amount of $4,000,000 payable in forty (40) equal monthly installments of $100,000, commencing in the fourth month from the closing date.

         In connection with the purchase of Skillcraft, IMTECH entered into employment agreements with two key employees of Skillcraft; Mr. Harold Russell, former principal and president of Skillcraft, who will remain active as the president of the Skillcraft Division of SKILLTECH, and Mr. Jeffrey Craugh, Senior Vice President of Sales with the Skillcraft Division. Each contract extends for a period of forty-three (43) months, and awarded both Mr. Russell and Mr. Craugh 100,000 and 300,000 options, respectively, to purchase Class A Common Stock of IMTECH at $.9625 per share for a period of five years.

         The Company raised $5,300,000 as a result of issuing 12% subordinated convertible debentures (the "Debentures") for the aggregate amount of $4,000,000, and executing a secured promissory note for $1,300,000 borrowed from General Electric Capital Corporation ("GE"). The Debentures are convertible into shares of IMTECH Class "A" Common Stock and bear interest at a rate of 12% per annum in addition to providing debenture holders 10% of Skillcraft's profits for a period of (5) years commencing from the date of closing of the acquisition. The Debentures will automatically be converted into Class "A" Common Stock at the end of the five (5) year term unless the Company elects to redeem them for cash. The debenture holders can elect to convert the Debentures into shares of Class "A" Common stock at any time during the five (5) year term subject to certain conversion provisions stipulated in the private placement memorandum. Upon conversion, or redemption on the due date of the Debentures, the debenture holders will be entitled to receive 10% of the Company's then outstanding Class "A" Common Stock with anti-dilution protection. The Debentures are collateralized by a subordinated lien on the assets of Skillcraft.

         The $1,300,000 promissory note is payable to GE in sixty (60) equal monthly installments of approximately $28,000 including interest at a rate of 10.86% through June 2003, and is secured by a first lien and security interest in certain production equipment of both companies, and a cross-corporate guaranty by both IMTECH and Skillcraft.

         The Company is currently negotiating to acquire all of the issued and outstanding common stock of Research Distribution Services, Inc. ("RDS") from Mr. Matti Kon, its Chairman and Chief Executive Officer, on a deferred payment basis by issuing a promissory note for the purchase of the RDS stock. Upon completion of the RDS acquisition, all of the RDS assets will be subject to the existing liens of MTB Bank, GE, and the 12% Subordinated Convertible Debentures.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


COMPARISON OF RESULTS OF OPERATIONS

         The following schedule sets forth the percentage relationship of significant items of the Company's results of operations to revenues:

                                                                --------------------
                                                                For the Three Months
                                                                   Ended June 30,
                                                                 -------------------
                                                                  1998      1997
------------------------------------------------------------------------------------
Revenues                                                          100 %     100 %

Cost of sales                                                      62        66
------------------------------------------------------------------------------------
Gross profit                                                       38        34

Selling, general and administrative                                36        30
------------------------------------------------------------------------------------
Income from operations                                              2         4

Other expenses:
    Interest expense, net                                           2         1

    Interest amortization of beneficial conversion
      feature attached to 12% convertible secured
      promissory notes                                            --         10
------------------------------------------------------------------------------------

Net loss                                                          --         (7)

Preferred stock dividends                                           2         3
------------------------------------------------------------------------------------
Net loss applicable to common stockholders                        (2) %     (10) %
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------


THREE MONTHS ENDED 6/30/98 AS COMPARED TO THE THREE MONTHS ENDED 6/30/97

         During the three months ended June 30, 1998, the Company generated revenues of approximately $2,755,000; an increase of $190,000 (or 7%) from revenues of approximately $2,565,000 reported for the three months ended June 30, 1997.

         The net increase in revenues of $190,000 was attributable in part to an increase in revenues generated by the Company's Regional Service Center Division ("RSC") which amounted to approximately $2,596,000 (which represents 94% of total June 1998 revenues) for the three months ended June 30, 1998; an increase of $344,000 (or 15%) when compared to revenues reported for the prior year's period of approximately $2,252,000 (88% of June 1997 revenues). The increase in RSC revenues is a result of an increase in the Company's core financial research printing client base. In addition, the Company has realized work flow efficiencies from increased production capacity as a result of management's investment in production equipment and technology.

         The increase in RSC revenues was offset in part by a decrease in revenues generated by the Company's Facilities Management Division ("FACM") of approximately $52,000 (or 25%) to revenues of approximately $158,000 (6% of total 1998 revenues) for the three months ended June 30, 1998. Revenues generated from the FACM for the three months ended June 30, 1997 amounted to approximately $210,000, which represented 8% of total June 30, 1997 revenues. The decrease in FACM revenues was a result of management's decision not to renew certain FACM contracts as they became due since competitive pricing of the contracts reduced operating margins below management's requirements. As of June 30, 1997, the Company was party to eight (8) FACM contracts as compared to four
(4) FACM contracts in effect at June 30, 1998; a decrease of four (4) from the prior period.

         In addition to the decrease in FACM revenues, the increase in revenues reported by the Company for the three months ended June 30, 1998, when compared to the prior period, were also offset in part by a decrease in revenues from the Company's Litigation Duplication ("Lit Dup") Division of approximately $103,000. The Lit Dup Division wound down and was effectively shut down by the end of the Company's fiscal year ended March 31, 1998. Revenues generated and reported by the Lit Dup Division for the three months ended June 30, 1997 amounted to approximately $102,000 (4% of total June 1997 revenues). The closing of the Lit Dup Division was planned by management as it continued to eliminate ancillary production services that required the expenditure of both resources and capital which management believed could be deployed more efficiently in IMTECH's core business.

         The Company's cost of sales increased in total by approximately $26,000 (or 2%) to $1,697,000 (62% of total June 30, 1998 revenues) for the three months ended June 30, 1998 as compared to cost of sales of approximately $1,671,000 reported for the three months ended June 30, 1997, which represented 65% of total June 1997 revenues. The net increase in cost of sales is attributable to increases in the Company's purchase of paper and related production supplies, offset by a decrease in personnel and related costs. The increase in purchases is afforded by significant development and redeployment of idle warehouse space attained in the last six to eight months at the Company's RSC Facilities.

         For the three months ended June 30, 1998, the Company reported selling, general and administrative ("SG&A") expenses of approximately $992,000 (36% of June 30, 1998 revenues); an increase of $235,000 (or 31%) from SG&A expenses of approximately $757,000 (30% of June 1997 revenues).

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------


THREE MONTHS ENDED 6/30/98 AS COMPARED TO THE THREE MONTHS ENDED 6/30/97

(Continued)

The increase in SG&A expenses from 1998 to 1997 is primarily attributable to the following factors: (1) because of the increase in capital expenditures and technology, the Company's depreciation expense increased approximately $58,000 from the first fiscal quarter ended June 30, 1997; and (2) as the Company continued to divest its ownership in the stock of INSCI Corp. ("INSCI"), its former wholly-owned subsidiary, during the three months ended June 30, 1997, the Company sold shares of INSCI stock at a gain of approximately $181,000, which was included in SG&A expenses.

         For the three months ended June 30, 1998, the Company incurred interest expense of approximately $60,000 (which represented 2% of total June 30, 1998 revenues); an increase of $28,000 (or 87%) from interest expense reported for the three months ended June 30, 1997 of approximately $32,000 (1% of total June 1997 revenues). The increase is directly attributable to interest costs incurred in 1998 as a result of borrowings under a credit arrangement maintained with MTB Bank which did not exist during the first fiscal quarter of the prior year.

         To comply with the Securities and Exchange Commission position announced in March 1997 regarding the accounting for the beneficial conversion feature attached to certain convertible debt instruments, the Company recorded an interest charge of $266,667 for the three months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The schedule below sets forth the Company's cash flow activities for the three months ended June 30, 1998 and 1997:

                                              ---------------------------
                                               For the Three Months Ended
                                                         June 30,
                                              ---------------------------
                                                1998              1997
-------------------------------------------------------------------------
Operating activities                         $ 178,000         $(320,000)

Investing activities                          (134,000)         (219,000)

Financing activities                           (44,000)         (295,000)
-------------------------------------------------------------------------

Decrease in cash and cash equivalents        $    --           $(834,000)
-------------------------------------------------------------------------
-------------------------------------------------------------------------

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (Continued)

                                   OPERATIONS

         During the three months ended June 30, 1998, the Company generated positive cash flow from operating activities of approximately $156,000, which was primarily attributable to and increase in income from operations before depreciation and amortization expense.

                              INVESTING ACTIVITIES

         Net cash used as a result of investing activities amounted to approximately $134,000, and is primarily attributable to cash used for capital expenditures of approximately $156,000, offset by an increase in amounts due from an affiliated entity of approximately $22,000.

                              FINANCING ACTIVITIES

         During the three months ended June 30, 1998, the Company used net cash for financing activities of approximately $22,000, which was a direct result of the following:

* The Company borrowing net proceeds of approximately $24,000 from MTB Bank under its current credit arrangement;

*    Utilization of a bank overdraft of approximately $141,000;

* Cash in the aggregate of approximately $187,000 was used to repay capital lease obligations of approximately $102,000 and other long-term debt obligations of approximately $85,000.

                                CAPITAL RESOURCES

         As of June 30, 1998 and 1997, the Company had a working capital deficiency of approximately $1,082,000 and $148,000, respectively.

         In November 1997, the Company entered into a secured credit arrangement with MTB Bank (the "Bank"). Under the credit arrangement, IMTECH is allowed to borrow up to 80% of eligible accounts receivable and 35% of eligible paper inventory (up to a maximum of $50,000), both of which in the aggregate cannot exceed a total of $1,500,000 (including $250,000 in outstanding letters of credit) at any one time.

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

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

-------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (Continued)

                          CAPITAL RESOURCES (Continued)

         The Company's management is constantly focused on investing its capital and human resources in the Company's production infrastructure, introducing cutting edge technology in conjunction with investments in state-of-the-art production equipment. These efforts are designed to stream line the Company's operations and enable it to service its clients economically and more efficiently, as well as, to broaden the scope of services the Company offers. In addition, the Company has embarked on an extensive marketing campaign to create an awareness in the financial research community. However, the changing environment of the financial research printing industry requires that the Company take certain measures to ensure its ability to stay competitive and continue to build a business platform for future growth. Over the past several months, the Company has been witness to the merger of many of its clients. These mergers have created a perception in the financial research printing industry that a larger printer is a needed to meet the resulting printing demand. The creation of these larger combined entities, along with the emergence of the presence of European banks in the U.S. brokerage industry, has created a need to establish a global presence to remain competitive.

         In response to these evolving market conditions, on July 24, 1998, IMTECH acquired all of the issued and outstanding common stock of KRL Litho, Inc., d/b/a The Skillcraft Group ("Skillcraft") for an aggregate price of $9,000,000. Skillcraft provides graphic communications services including financial research report printing, commercial printing, graphics arts design and various fulfillment services to financial and commercial organizations located primarily in the New York Metropolitan area. The acquisition of Skillcraft provides a business platform capable of protecting the Company against further declines of market share in the printing industry, and establishes a basis for continued future growth. Both IMTECH and Skillcraft will operate as separate divisions under a new consolidated entity known as Skilltech Global Graphics and Communications, Inc. ("SKILLTECH"). By creating a new organization that can provide both financial research and commercial printing services, the Company is now more competitive in its existing markets and has expanded its production capabilities to create new products and market opportunities. In addition, Skillcraft's affiliation with a London based printer will assist the Company in establishing a global presence.

         The Company paid $5,000,000 at closing and issued promissory notes to the sellers in the aggregate amount of $4,000,000 payable in forty (40) equal monthly installments of $100,000, commencing in the fourth month from the closing date. The funds for the $5,000,000 down payment were raised through a private placement completed by the Company whereby it issued 12% subordinated convertible debentures (the "Debentures") for the aggregate amount of $4,000,000, and executing a secured promissory note for proceeds of $1,300,000 borrowed from General Electric Capital Corporation ("GE"). The excess funds raised over the minimum down payment required at closing of the acquisition will be used for the immediate working capital requirements of the combined companies. In addition, management is negotiating with other lending institutions to establish a working capital credit facility for the acquired company.

         The Company is currently in negotiations to acquire all of the issued and outstanding common stock of Research Distribution Services, Inc. ("RDS"), a New York based provider of intelligent fulfillment and distribution services to the research report production industry. The Company is also in the process of identifying and pursuing additional potential acquisition candidates to respond to the changing environment of the financial research printing industry. Industry mergers have created a perception in the financial research printing industry that larger printers are needed to meet the resulting printing demands.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

-------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (Continued)

                          CAPITAL RESOURCES (Continued)

The creation of the combined entities coupled with the price cutting by competitors to garner more market share has contributed toward IMTECH's past operating difficulties. Therefore, management believes that the creation of SKILLTECH and its current plan to perform additional key acquisitions, such as RDS, will help the Company survive the changing market conditions, respond to the client mergers and remain competitive within the industry.

NEW ACCOUNTING STANDARDS

         During the three months ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

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

FORWARD LOOKING INFORMATION

         This Form 10-Q report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of revenues, earnings and cash flows.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

-------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------------------------------


FORWARD LOOKING INFORMATION (Continued)

These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following: the Company's successful execution of internal performance plans; performance issues with key suppliers; subcontractors and business partners; legal proceedings; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development; commercialization and technological difficulties; and capacity and supply constraints or difficulties

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART II
                                OTHER INFORMATION

--------------------------------------------------------------------------------
ITEM  1. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


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

         The Company has agreed to use its best efforts to file a registration statement for certain convertible security holders for their underlying shares of Class A Common Stock. While the Company has filed a registration statement on Form S-3 (and amendments thereto) with the Securities and Exchange Commission ("SEC") as was required under various agreements with convertible security holders, it is possible the holders of these securities may assert a claim against the Company based on the Company's failure to timely comply with the registration requirements for certain convertible security holders.

         The Company is currently negotiating with its landlord to reduce its rent covering the Regional Service Center facility. The landlord has claimed certain defaults by the Company in its lease. In addition, the landlord has requested that the Company post a letter of credit in the amount of $100,000 with a financial institution for additional rent security. There are no assurances that the Company will be successful in its attempts to re-negotiate its lease and reduce its monthly rent obligation, or resolve the claim of additional rent by the landlord.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

[a]      Exhibits

         1) Financial Data Schedule as of and for the three months ended June 30, 1998.

[b]      Reports on Form 8-K

         During the period between April 1, 1998 and August 14, 1998, the Company filed with the Commission reports on Form 8-K as follows:

         1) A report on Form 8-K/A, dated June 18 , 1998, was filed with the Commission supplementing the Form 8-K, dated March 20, 1997 reporting the terms of the 12% Secured Convertible Promissory Notes issued by the Company.

         2) A report on Form 8-K, dated July 24 , 1998, was filed with the Commission reporting the acquisition by the Company of all of the issued and outstanding common stock of KRL Litho, Inc. (d/b/a The Skillcraft Group).

         3) A report on Form 8-K, dated July 24 , 1998, was filed with the Commission reporting the completion of outside financing in the form of $4,000,000 of 12% convertible debentures and a $1,300,000 equipment financing arrangement with GE Capital.

         4) A Definitive Proxy Statement on Schedule 14-A, dated April 30, 1998, was filed with the Commission on May 1, 1998 for the Company's 1998 Annual Meeting of Shareholders.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INFORMATION MANAGEMENT TECHNOLOGIES
                                       CORPORATION

                                   By: /s/ JOSEPH A. GITTO, JR.
                                       -----------------------------------------
                                       Joseph A. Gitto Jr.,
                                       President and  Chief Financial Officer

Dated: New York, New York
         August 10, 1998