Form 10-K/A
period 1998-03-31
INFORMATION MANAGEMENT TECHNOLOGIES CORP
filed 1998-10-02
CIK 824578

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                               (Amendment No. 1)




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


         Indicate by checkmark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X]

         The aggregate market value of the voting common equity by non-affiliates computed by reference to the average of the bid and asked prices of the Registrant's Class A Common Stock on the NASDAQ National Market on June 25, 1998, was approximately $5,066,115.

         At June 25, 1998, the Registrant had outstanding 5,789,846 shares of Class A Common Stock.

         Part III incorporates information by reference to the registrant's definitive proxy statement for its 1998 Annual Meeting of stockholders to be filed with the Commission within 120 days following March 31, 1998.

                                                                          IMTECH
================================================================================



                                      INDEX



                                                                                                             PAGE


PART  I

               ITEM  1       BUSINESS                                                                              1



               ITEM  2       PROPERTIES                                                                            6



               ITEM  3       LEGAL PROCEEDINGS                                                                     6

               ITEM  4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   6


PART  II



               ITEM  5       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS             8

               ITEM  6       SELECTED FINANCIAL DATA                                                               9

               ITEM  7       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF            10
                             OPERATIONS

               ITEM  8       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                          18

               ITEM  9       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL            18
                             DISCLOSURES


PART  III

               ITEM  10      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                   19

               ITEM  11      EXECUTIVE COMPENSATION                                                               19

               ITEM  12      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                       19

               ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                       19


PART  IV

               ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                      20

                             SIGNATURES                                                                           21

                             TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES                              22





                                                                          IMTECH
================================================================================


                                     PART I


ITEM  1. BUSINESS


INTRODUCTION
------------

         Information Management Technologies Corporation ("IMTECH" or the "Company") provides graphic communications to financial institutions such as banks and brokerage firms, as well as to medium and large service organizations within such industries as accounting, law and finance. The Company's core business is the production and subsequent distribution of time sensitive printed financial research, financial reports and marketing materials. In addition, the Company provides facility management services which include mail room and copy center management.

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


SERVICES
--------

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

Graphic Design and Electronic Publishing Services - IMTECH's Electronic Publishing ("EPU") department has the ability to create and enhance electronic documents on demand through the use of state-of-the-art desktop publishing software in both MAC and PC versions. The EPU department is networked and has multiple electronic data processing capabilities. IMTECH provides a variety of services related to EPU such as file intervention, file data conversion and manipulation, developing corporate identities, graphic design and lay out, typesetting and image storaging. The EPU department also has the ability to scan images and output printed proofs. The EPU department serves as the control center for the digital printing and the electronic file transfer to film processes. As a result of the EPU department's technological capabilities, IMTECH is equipped to produce or receive electronic data files to accommodate almost every need.

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

                                                                          IMTECH
================================================================================


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


Bindery and Finishing Services - The Company provides several types of document binding and finishing services such as saddle stitching, folding, perfect binding, velo binding, tape binding, plastikoiling, GBC binding and padding.


Fulfillment and Distribution Services - The Company provides fulfillment and distribution services which includes intelligent and selective inserting of multi-page documents into envelopes, traditional inserting, ink-jet labeling, mail merging, packaging, branch distributing and shipping.

                                                                          IMTECH
================================================================================



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

Airline Ticket Distribution - includes processing, packaging and standard delivery of airline tickets, as well as distribution of tickets to and from host companies and their clients.

Copy Center, Warehousing and Reception Services

         Under a typical facilities management contract, IMTECH assumes complete management and operating responsibility for a customer's in-house duplication, distribution and/or other administrative functions located or performed on the client's premises. The fees established for the facilities management services are generally agreed upon in advance and set forth in a facility management contract.

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


MANAGEMENT INFORMATION SYSTEMS
------------------------------

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

                                                                          IMTECH
================================================================================


ITEM  1. BUSINESS (Continued)


MANAGEMENT INFORMATION SYSTEMS (Continued)
------------------------------------------

         The WOTS can be accessed by users by logging into the Company's web-site, located at http:\www.imtech@imtka.com. Besides the WOTS, the IMTECH web-site hosts a variety of different sub-sites which allow customers/clients to: obtain price quotes for print jobs; access corporate and financial information of the Company; respond to open job position postings; etc.


MARKETING AND SALES
-------------------

         The Company employs a sales force that is currently located at its RSC in New York City. Together and as a whole, members of management who are involved with sales, facilities management, graphic communications and outsourcing services continually increase their marketing efforts on behalf of IMTECH directed toward major financial, legal, accounting and other medium to large service companies located in New York City and the surrounding metropolitan area (New Jersey, Southeast Connecticut and Westchester County). Supported by a major investment in recent years in advanced infrastructure technology, IMTECH has been able to expand its client base beyond the New York City Metropolitan area, and as a result, currently services clients in Philadelphia, PA, Washington, DC, Denver, CO, and internationally in such places as London, Asia, Mexico, Hong Kong and South America.

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


BUSINESS STRATEGY
-----------------

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

                                                                          IMTECH
================================================================================


ITEM  1. BUSINESS (Continued)


BUSINESS STRATEGY (Continued)
----------------------------



         On July 24, 1998 IMTECH acquired all of the issued and outstanding common stock of KRL Litho, Inc., d/b/a The Skillcraft Group ("Skillcraft") from its principals for a purchase price of $9,000,000. Skillcraft provides graphic communications services including financial research report printing, commercial printing, graphics arts design and various fulfillment services to financial and commercial organizations located primarily in the New York Metropolitan area. Both IMTECH and Skillcraft will operate as separate divisions under a new consolidated entity known as Skilltech Global Graphics and Communications, Inc. ("SKILLTECH").



         In addition, the Company signed a letter of intent to purchase Research Distribution Services, Inc. ("RDS"), a provider of intelligent fulfillment and distribution services to the research report production industry. The Company is currently negotiating with RDS to finalize the terms of the proposed acquisition. However, IMTECH is continuing its search to acquire additional potential companies which will conform to management's growth strategy.


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





COMPETITION
-----------

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





EMPLOYEES
---------

         As of March 31, 1998, the Company employed approximately 100 personnel as compared to 125 as of March 31, 1997. The Company has no collective bargaining agreements with any personnel and considers its relationships with all of its employees to be in good standing.

                                                                          IMTECH
================================================================================


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



         The Company has been advised by the NASDAQ Stock Market, Inc. ("NASDAQ-SM-") that the Company no longer meets the current NASDAQ-SM- listing requirements for continued listing on the NASDAQ-SM- SmallCap Stock Market. Continued inclusion on the NASDAQ-SM- SmallCap Stock Market generally requires that (i) the Company maintains at least $2,000,000 in tangible net assets; or
(ii) $35,000,000 in market capitalization; or (iii) net income of at least $500,000 in two of the three prior years. Additionally, the Company must maintain at least 500,000 shares in the public float valued at $1,000,000 or more, a minimum common stock bid price of $1.00, at least two active market makers, and at least 300 shareholders of its stock.

                                                                          IMTECH
================================================================================



ITEM  3. LEGAL PROCEEDINGS (Continued)



If the Company is unable to satisfy NASDAQ-SM-'s maintenance requirements, its securities may be de-listed from the NASDAQ Stock Market. In such an event, trading, if any, in the Company's common stock would thereafter be conducted in the over-the-counter market on the so-called "pink sheets" or the NASD's "Electronic Bulletin Board". Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysis and the news media's coverage of the Company and lower prices for the Company's securities than might otherwise be attained.

         The Company has provided to NASDAQ-SM- documentation in support of its position that it does qualify under the NASDAQ-SM- listing requirements, and is currently continuing to provide information to the NASDAQ-SM- to assure that it maintains its NASDAQ-SM- Stock Market listing.

         In the event that it is unable to satisfy the staff of NASDAQ-SM-that it qualifies for continued listing, the Company will proceed with an appeal of the NASDAQ-SM- decision.



ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         Not applicable.

                                                                          IMTECH
================================================================================

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


                                                           For the Years Ended March 31,
                                            1998          1997           1996         1995         1994

Income Statement (,000):
Revenues                                 $     9,488   $    10,715    $   11,806   $   14,048   $    27,507

Operating loss                                (1,873)       (1,262)       (1,808)      (1,220)       (2,723)

Income (loss)  from continuing
    operations                                (2,313)          446        (5,188)      (3,891)       (3,813)

Loss from discontinued operations                 -             -              (391)      (1,773)       -

Net income (loss)                             (2,313)          446        (5,579)      (5,664)       (3,813)

Preferred stock dividends                        270           258          -            -              -

Net income (loss) applicable to common
    stockholders                              (2,583)          189        (5,579)      (5,664)       (3,813)

Basic and diluted earnings (loss) per
    share from continuing operations            (.46)          .04         (1.65)       (2.05)        (1.91)

Basic and diluted loss per  share
    from discontinued operations                  -             -           (.12)        (.64)          -








                                                                  As of March 31,
                                            1998          1997           1996         1995         1994

Balance Sheet (,000):
Total assets                             $     6,502   $     8,430    $    7,767   $    9,593   $    12,868

Long-term obligations                          2,812         1,496         3,524        4,497         5,512

Stockholders' equity (deficiency)  (1)           384         3,664          (858)       1,169           441





(1)      The Company has not paid dividends since its inception.

                                                                          IMTECH
================================================================================


ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         POSITION AND RESULTS OF OPERATIONS



COMPARISON OF RESULTS OF OPERATIONS

         The following schedule sets forth the percentage relationship of significant items of the Company's results of operations to revenues:


                                                                     For the Years Ended March 31,
                                                                    1998          1997           1996

          Revenues                                                   100  %        100  %         100  %

          Cost of sales                                               77            79             77
                                                                     ------        ------         ------

          Gross profit                                                23            21             23

          Operating expenses:
                Selling, general and administrative                   43            28             34

                Termination of facility contract                       -             -              1

                Lease agreement buyout                                 -             -              3

                Other costs                                            -             5              -
                                                                     ------        ------         ------

          Loss from operations                                       (20)          (12)           (15)

          Other (income) expenses:
                Interest expense, net                                  3             1              5

                (Gain) loss from sale of INSCI stock                  (3)          (19)             1

                Interest amortization of beneficial
                   conversion feature attached to 12%
                   secured promissory notes                            4             1              8

                Equity in net loss of INSCI Corp.                      -             2             12

                Credit facility buyout                                 -             -              3
                                                                     ------        ------         ------

          Income (loss) from continuing operations                   (24)            3            (44)

          Loss from discontinued operations                            -             -             (3)

          Net income (loss)                                          (24)            3            (47)
                                                                     ------        ------         ------

          Preferred stock dividends                                    3             2              -

          Net income (loss) applicable to common
              stockholders                                           (27) %          1  %         (47) %
                                                                     ------        ------         ------
                                                                     ------        ------         ------


                                                                          IMTECH
================================================================================


ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         POSITION AND RESULTS OF OPERATIONS (Continued)



FISCAL YEAR 1998 AS COMPARED TO FISCAL YEAR 1997
------------------------------------------------

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

                                                                          IMTECH
================================================================================


ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        POSITION AND RESULTS OF OPERATIONS (Continued)


FISCAL YEAR 1998 AS COMPARED TO FISCAL YEAR 1997 (Continued)
------------------------------------------------------------

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


FISCAL YEAR 1997 AS COMPARED TO FISCAL YEAR 1996
------------------------------------------------

         During the fiscal year ended March 31, 1997, the Company reported revenues of approximately $10,715,000, a decrease of $1,091,000 from revenues of $11,806,000 reported during the fiscal year ended March 31, 1996.

         The decrease in revenues was primarily attributable to management's decision not to renew certain Facility Management contracts as they became due. Competitive pricing of the contracts reduced operating margins below management's expectations. At March 31, 1997, there were five (5) Facility Management contracts in effect as compared to seven (7) in effect at March 31, 1996. Revenues from Facility Management contracts amounted to approximately $893,000 (or 8% of total revenues) for the fiscal year ended March 31, 1997; a decrease of approximately $2,319,000, or 72%, from revenues of Facility Management contracts of approximately $3,212,000 (27% of total 1996 revenues) generated for the fiscal year ended March 31, 1996. The decrease was total revenues from 1996 to 1997 is also attributable in part to a decrease in the revenues generated by the Company's Litigation Duplication division, which decreased approximately $375,000, or 33%, to revenues of $776,000 (7% of total revenues), as compared to revenues of $1,151,000 (10% of total 1996 revenues) reported for the fiscal year ended March 31, 1996.

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

         Cost of sales decreased by $569,000, or 6%, to approximately $8,489,000, (or 79% of total revenues) for the fiscal year ended March 31, 1997, as compared to cost of sales of approximately $9,058,000 (or 77% of total revenues) reported for the fiscal year ended March 31, 1996. The decrease was attributable to a reduction in personnel costs, equipment leases and various other production expenses.

                                                                          IMTECH
================================================================================


ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         POSITION AND RESULTS OF OPERATIONS (Continued)


FISCAL YEAR 1997 AS COMPARED TO FISCAL YEAR 1996 (Continued)
------------------------------------------------------------

         Selling, general and administrative costs ("SG&A") for the year ended March 31, 1997 amounted to approximately $2,938,000 (or 27% of total revenues), a decrease of approximately $1,167,000, or 28%, from SG&A of $4,105,000 (34% of total 1996 revenues) reported during fiscal year ended March 31, 1996. The cost reductions were primarily attributable to a decrease in overhead, (specifically, personnel costs), and service charges related to the Company's terminated revolving credit facility, as well as decreases in consulting fees and other professional costs.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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



                                                                          IMTECH
================================================================================


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         POSITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)
-------------------------------------------

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

                                                                          IMTECH
================================================================================


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         POSITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)
-------------------------------------------

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



         In response to these evolving market conditions, the Company on July 24, 1998, acquired all of the issued and outstanding common stock of KRL Litho, Inc., d/b/a The Skillcraft Group ("Skillcraft") from its principals for a purchase price of $9,000,000. Skillcraft provides graphic communications services including financial research report printing, commercial printing, graphics arts design and various fulfillment services to financial and commercial organizations located primarily in the New York Metropolitan area. Both IMTECH and Skillcraft will operate as separate divisions under a new consolidated entity known as Skilltech Global Graphics and Communications, Inc. ("SKILLTECH").

                                                                          IMTECH
================================================================================


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



         The Company obtained $5,300,000 as a result of issuing 12% subordinated convertible debentures (the "Debentures") for the aggregate amount of $4,000,000, and executing a secured promissory note for $1,300,000 borrowed from General Electric Capital Corporation ("GE"). The Debentures are convertible into shares of IMTECH Class "A" Common Stock and bear interest at a rate of 12% per annum in addition to providing debenture holders 10% of Skillcraft's profits for a period of (5) years commencing from the date of closing of the acquisition. The Debentures will automatically be converted into Class "A" Common Stock at the end of the five (5) year term unless the Company elects to redeem them for cash. The debenture holders can elect to convert the Debentures into shares of Class "A" Common stock at any time during the five (5) year term subject to certain conversion provisions. Upon conversion, or redemption on the due date of the Debentures, the debenture holders will be entitled to receive 10% of the Company's then outstanding Class "A" Common Stock with anti-dilution protection. The Debentures are collateralized by a subordinated lien on the assets of Skillcraft.



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



         In August 1998, MTB Bank amended their credit arrangement with the Company to include the eligible receivables of Skillcraft and increase the borrowing line of credit to $2,500,000.



NEW ACCOUNTING STANDARDS
------------------------

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

                                                                          IMTECH
================================================================================


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         POSITION AND RESULTS OF OPERATIONS (Continued)


NEW ACCOUNTING STANDARDS (Continued)
------------------------------------

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


INFLATION
---------

         The Company has not experienced significant increases in the prices of materials or in the payment of operating expenses as a result of inflation. Although inflation has not been a significant factor to date, there can be no assurances that it will not be in the future.


YEAR 2000 COMPUTER SOFTWARE CONVERSION
---------------------------------------

         The Company relies on numerous computer programs in its day to day business. Older computer programs use only two digits to identify a year in its date field. As a result, when the Company has to identify the year 2000, the computer will think it means the year 1900 and the operation attempting to be performed may fail or crash resulting in the potential interference in the operations of the Company's business. The Company has formulated plans to safeguard against the Year 2000 conversion problem. The cost of the implementation of the Year 2000 safeguards will not be material to the Company.

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


FORWARD LOOKING INFORMATION
---------------------------

         This Form 10-K report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of revenues, earnings and cash flows. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following: the Company's successful execution of internal performance plans; performance issues with key suppliers; subcontractors and business partners; legal proceedings; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development; commercialization and technological difficulties; and capacity and supply constraints or difficulties.

                                                                          IMTECH
================================================================================


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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES


         None.













           [ The Remainder of This Page is Intentionally Left Blank ]

                                                                          IMTECH
================================================================================

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K


[a] (1)  Financial Statements
         Incorporated by reference to the Table of Contents to Financial Statements and Schedules on page 21 of this report Form 10-K.

[a] (2)  Financial Statement Schedules
         Incorporated by reference to the Table of Contents to Financial Statements and Schedules on page 21 of this report Form 10-K.

[a] (3)  Exhibits
         Incorporated by reference to the Index of Exhibits appearing at the end of this report on Form 10-K.

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

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INFORMATION MANAGEMENT TECHNOLOGIES
                                       CORPORATION

                                   By: /S/ JOSEPH A. GITTO, JR.
                                      -------------------------
                                       Joseph A. Gitto, Jr.,
                                       President and  Chief Financial Officer
Dated:    New York, New York


          October 2, 1998



                                POWER OF ATTORNEY
                                -----------------

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


            Signature                                       Title                             Date






/S/ MATTI KON                                    Chairman, Chief Executive Officer,       October 2, 1998
------------------------------------------------
Matti Kon                                        Director

/S/JOSEPH A. GITTO, JR.                          President, Chief Financial Officer,      October 2, 1998
------------------------------------------------
Joseph A. Gitto                                  Director

/S/ DALE L. HIRSCHMAN                            Director                                 October 2, 1998
------------------------------------------------
Dale L. Hirschman

/S/ KENNETH J. BUETTNER                          Director                                 October 2, 1998
------------------------------------------------
Kenneth J. Buettner





                                                                          IMTECH
================================================================================


             TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES




                                                                           PAGE
FINANCIAL STATEMENTS:

           Report of Independent Accountants                               F-1

           Balance Sheets as of March 31, 1998 and 1997                    F-2

           Statements of Operations for the Years Ended
                 March 31, 1998, 1997 and 1996                             F-4

           Statements of Stockholders' Equity (Deficiency)
                 for the Years Ended March 31, 1998, 1997 and 1996         F-5

           Statements of Cash Flows for the Years Ended
                 March 31, 1998, 1997 and 1996                             F-8

           Notes to Financial Statements                                  F-11



FINANCIAL STATEMENT SCHEDULES:



           Schedule II - Valuation and Qualifying Accounts                F-31







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


         This report amends our previously issued report on the financial statements of INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION as of March 31, 1998 and 1997 and for each of the three years in the period ended March 31, 1998, which expressed substantial doubt about the Company's ability to continue as a going concern. As more fully discussed in Note A (2), the Company consummated a significant business acquisition and amended its credit line with its principal lender. Accordingly, our present report does not include such a reference to the Company's ability to continue as a going concern.


                                       /S/MAHONEY COHEN & COMPANY, CPA, P.C.
                                          Mahoney Cohen & Company, CPA, P.C.


New York, New York
June 8, 1998, except for
Note A (2), as to which
the date is September 23, 1998

                 Information Management Technologies Corporation
                                   ("IMTECH")
                                 Balance Sheets
                             March 31, 1998 and 1997

                                     ASSETS
                                    (Note D)



                                                               1998          1997
                                                           ------------   -----------
Current assets:
      Cash and cash equivalents (Notes  B-2 and  B-6)       $     --      $1,228,819
      Cash - restricted (Note H)                               126,068          --
      Accounts receivable, net of allowance for doubtful
            accounts of $99,200 at March 31, 1998 and
            $36,800 at March 31, 1997 (Notes  B-6 and N)     1,302,212     1,331,428
      Inventory (Note  B-3)                                    230,144       281,729
      Due from affiliate (Note  G)                             329,088       250,000
      Prepaid expenses and other current assets                231,615       590,224
                                                            ----------    ----------
                 Total current assets                        2,219,127     3,682,200
                                                            ----------    ----------

Property and equipment - at cost (Notes B-4 and H):
      Production equipment                                   3,314,525     2,548,699
      Computer software applications                           439,676       242,932
      Furniture and fixtures                                   359,490       459,696
      Leasehold improvements                                   679,975       609,888
      Computer equipment                                       713,871       806,066
                                                            ----------    ----------
                                                             5,507,537     4,667,281
      Less:  Accumulated depreciation and amortization       2,395,999     2,065,833
                                                            ----------    ----------
                 Net property and equipment                  3,111,538     2,601,448
                                                            ----------    ----------

Other assets:
      Deposits and other (Note  B-5)                           356,689       364,405
      Cash - restricted (Note H)                               378,202          --
      Investment in INSCI Corp. (Note  C)                      436,032     1,782,108
                                                            ----------    ----------
                 Total other assets                          1,170,923     2,146,513
                                                            ----------    ----------
                                                            $6,501,588    $8,430,161
                                                            ----------    ----------
                                                            ----------    ----------

   The accompanying notes are an integral part of these financial statements.

                 Information Management Technologies Corporation
                                   ("IMTECH")
                                 Balance Sheets
                                   (Concluded)
                             March 31, 1998 and 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                        1998            1997
                                                                                  --------------   -------------
Current liabilities:
      Cash overdraft                                                              $     90,417     $       --
      Convertible debt (Note  E)                                                          --            380,000
      Current maturities of long-term debt (Note  F)                                   266,925          288,329
      Current maturities of long-term capital lease obligations
           (Note  H)                                                                   363,795          280,878
      Accounts payable                                                               1,606,549        1,449,241
      Due to affiliate (Note  G)                                                       255,213           29,925
      Accrued salaries                                                                 138,865          157,820
      Accrued expenses and other current liabilities                                   583,586          684,221
                                                                                  ------------     ------------
                 Total current liabilities                                           3,305,350        3,270,414
                                                                                  ------------     ------------

Loan payable - bank (Note  D)                                                          925,975             --

Long-term debt, less current maturities (Note  F)                                      906,407          900,000

Capital lease obligations, less current maturities (Note  H)                           614,354          213,002

Deferred rent (Note  I)                                                                365,351          382,677
                                                                                  ------------     ------------
                 Total long-term obligations                                         2,812,087        1,495,679
                                                                                  ------------     ------------

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

                 Information Management Technologies Corporation
                                   ("IMTECH")
                            Statements of Operations
                For the Years Ended March 31, 1998, 1997 and 1996


                                                                                     1998             1997             1996
                                                                                --------------    ------------    -------------
Revenues (Note  N)                                                               $  9,488,340     $ 10,714,711     $ 11,805,891

Cost of sales                                                                       7,323,641        8,488,716        9,057,533
                                                                                 ------------     ------------     ------------

Gross profit                                                                        2,164,699        2,225,995        2,748,358

Operating expenses:
      Selling, general and administrative                                           4,037,474        2,937,712        4,104,526
      Termination of facility contract                                                   --               --             75,000
      Lease agreement buy-out (Note  I)                                                  --               --            376,826
      Other costs (Note  R)                                                              --            550,000             --
                                                                                 ------------     ------------     ------------
                 Total operating expenses                                           4,037,474        3,487,712        4,556,352
                                                                                 ------------     ------------     ------------

Loss from operations                                                               (1,872,775)      (1,261,717)      (1,807,994)

Other (income) expenses:
      Interest expense, net                                                           273,435          134,247          559,710
      (Gain) loss from sale of INSCI Corp. stock (Note  C)                           (277,785)      (2,089,020)          73,500
      Interest amortization of beneficial conversion
            feature attached to 12% convertible secured
            promissory notes (Notes  B-10  and  F-3)                                  444,444           88,889          900,000
      Equity in net loss of INSCI Corp.                                                  --            158,030        1,452,000
      Credit facility buy-out                                                            --               --            394,614
                                                                                 ------------     ------------     ------------
                 Net other (income) expenses                                          440,094       (1,707,854)       3,379,824
                                                                                 ------------     ------------     ------------

Income (loss) from continuing operations                                           (2,312,869)         446,137       (5,187,818)

Loss from discontinued operations (Note  Q)                                              --               --           (390,696)
                                                                                 ------------     ------------     ------------

Net income (loss)                                                                  (2,312,869)         446,137       (5,578,514)

Preferred stock dividends                                                             270,159          257,520             --
                                                                                 ------------     ------------     ------------

Net income (loss) applicable to common stockholders                              $ (2,583,028)    $    188,617     $ (5,578,514)
                                                                                 ------------     ------------     ------------
                                                                                 ------------     ------------     ------------

Basic and diluted earnings (loss) per share applicable to common stockholders
      (Note P):
            From continuing operations                                           $      (0.46)    $       0.04     $      (1.65)
                                                                                 ------------     ------------     ------------
                                                                                 ------------     ------------     ------------
            From discontinued operations                                         $       --       $       --       $      (0.12)
                                                                                 ------------     ------------     ------------
                                                                                 ------------     ------------     ------------
Weighted average number of shares outstanding
      (Note P)                                                                      5,589,483        5,129,143        3,139,758
                                                                                 ------------     ------------     ------------
                                                                                 ------------     ------------     ------------


   The accompanying notes are an integral part of these financial statements.

                 Information Management Technologies Corporation
                                   ("IMTECH")
                 Statements of Stockholders' Equity (Deficiency)
                For the Years Ended March 31, 1998, 1997 and 1996


                                                                        Class A Common Stock          Preferred Stock
                                                                    --------------------------------------------------------
                                                                        Shares       Amount        Shares          Amount
                                                                    -----------  ------------  -------------   -------------
Balance at April 1, 1995                                             2,778,132   $    111,125           --     $       --
    Exercise of stock options                                          125,000          5,000           --             --
    Transfer agent administration error                                144,196          5,768           --             --
    Issuance of common stock under Regulation "S" - Fondo              287,750         11,510           --             --
    Issuance of common stock under Regulation "S" - Oportunidad        200,000          8,000           --             --
    Issuance of preferred stock from debenture conversion                 --             --        2,026,580      2,026,580
    Amortization of beneficial conversion feature related
        to convertible debt                                               --             --             --             --
    Net loss                                                              --             --             --             --
                                                                  ------------   ------------   ------------   ------------
Balance at March 31, 1996 (carried forward)                          3,535,078   $    141,403      2,026,580   $  2,026,580
                                                                  ------------   ------------   ------------   ------------



                                                                                                    Total
                                                                    Additional                   Stockholders'
                                                                      Paid-in      Accumulated      Equity
                                                                      Capital        Deficit      (Deficiency)
                                                                  -------------  -------------   --------------
Balance at April 1, 1995                                          $ 28,064,680   $(27,006,309)   $  1,169,496
    Exercise of stock options                                          113,360           --           118,360
    Transfer agent administration error                                   --             --             5,768
    Issuance of common stock under Regulation "S" - Fondo              238,490           --           250,000
    Issuance of common stock under Regulation "S" - Oportunidad        242,000           --           250,000
    Issuance of preferred stock from debenture conversion                 --             --         2,026,580
    Amortization of beneficial conversion feature related
        to convertible debt                                            900,000           --           900,000
    Net loss                                                              --       (5,578,514)     (5,578,514)
                                                                  ------------   ------------    ------------
Balance at March 31, 1996 (carried forward)                       $ 29,558,530   $(32,584,823)   $   (858,310)
                                                                  ------------   ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                 Information Management Technologies Corporation
                                   ("IMTECH")
                 Statements of Stockholders' Equity (Deficiency)
                                   (Continued)
                For the Years Ended March 31, 1998, 1997 and 1996

                                                                   Class A Common Stock               Preferred Stock
                                                                ----------------------------------------------------------
                                                                    Shares       Amount           Shares        Amount
                                                                -------------  -------------    ----------  --------------

Balance at March 31, 1996 (brought forward)                        3,535,078   $    141,403      2,026,580   $  2,026,580

    Preferred stock dividends                                           --             --          257,520        257,520
    Issuance of common stock for services                             60,000          2,400           --             --
    Issuance of common stock from debenture conversion -
       Infinity Investors                                          1,883,643         73,346           --             --
    Issuance of preferred stock from debenture conversion               --             --          250,000        250,000
    Transfer agent administration error                              100,831          6,033           --             --
    Costs associated with various registrations and private
       placements                                                       --             --             --             --
    Valuation of investment in securities available for sale            --             --             --             --
    Amortization of beneficial conversion feature attached to
       12% convertible secured promissory notes                         --             --             --             --
    Net income                                                          --             --             --             --
                                                                ------------   ------------   ------------   ------------

Balance at March 31, 1997 (carried forward)                        5,579,552   $    223,182      2,534,100   $  2,534,100
                                                                ------------   ------------   ------------   ------------




                                                                                                                  Total
                                                                                Additional                     Stockholders'
                                                                 Unrealized      Paid-in        Accumulated       Equity
                                                                    Gain         Capital          Deficit      (Deficiency)
                                                                ------------   ------------    ------------    ------------
Balance at March 31, 1996 (brought forward)                     $       --     $ 29,558,530    $(32,584,823)   $   (858,310)
    Preferred stock dividends                                           --             --          (257,520)           --
    Issuance of common stock for services                               --           48,000            --            50,400
    Issuance of common stock from debenture conversion -
       Infinity Investors                                               --        2,026,654            --         2,100,000
    Issuance of preferred stock from debenture conversion               --             --              --           250,000
    Transfer agent administration error                                 --           (6,033)           --              --
    Costs associated with various registrations and private
       placements                                                       --         (187,563)           --          (187,563)
    Valuation of investment in securities available for sale       1,774,515           --              --         1,774,515
    Amortization of beneficial conversion feature attached to
       12% convertible secured promissory notes                         --           88,889            --            88,889
    Net income                                                          --             --           446,137         446,137
                                                                ------------   ------------    ------------    ------------
Balance at March 31, 1997 (carried forward)                     $  1,774,515   $ 31,528,477    $(32,396,206)   $  3,664,068
                                                                ------------   ------------    ------------    ------------


    The accompanying notes are an integral part of these financial statements

                 Information Management Technologies Corporation
                                   ("IMTECH")
                 Statements of Stockholders' Equity (Deficiency)
                                   (Concluded)
                For the Years Ended March 31, 1998, 1997 and 1996


                                                                    Class A Common Stock            Preferred Stock
                                                                ----------------------------------------------------------
                                                                    Shares        Amount         Shares           Amount
                                                                ------------   ------------   ------------    ------------
Balance at March 31, 1997 (brought forward)                        5,579,552   $    223,182      2,534,100    $  2,534,100
    Preferred stock dividends                                           --             --          270,159         270,159
    Issuance of common stock from preferred stock
       conversion                                                    210,294          8,412       (143,526)       (143,526)
    Costs associated with various registrations                         --             --             --              --
    Valuation of investment in securities available for sale            --             --             --              --
    Non-employee compensation expense from stock options

       granted during the year                                          --             --             --              --
    Amortization of beneficial conversion feature attached to
       12% convertible secured promissory notes                         --             --             --              --
    Net loss                                                            --             --             --              --
                                                                ------------   ------------   ------------    ------------
Balance at March 31, 1998                                          5,789,846   $    231,594      2,660,733    $  2,660,733
                                                                ------------   ------------   ------------    ------------
                                                                ------------   ------------   ------------    ------------


                                                                                                                   Total
                                                                                 Additional                      Stockholders'
                                                                 Unrealized       Paid-in        Accumulated       Equity
                                                                 Gain (Loss)      Capital          Deficit       (Deficiency)
                                                                ------------    ------------    ------------    ------------
Balance at March 31, 1997 (brought forward)                     $  1,774,515    $ 31,528,477    $(32,396,206)   $  3,664,068
    Preferred stock dividends                                           --              --          (270,159)           --
    Issuance of common stock from preferred stock
       conversion                                                       --           135,114            --              --
    Costs associated with various registrations                         --          (130,210)           --          (130,210)
    Valuation of investment in securities available for sale      (1,343,684)           --              --        (1,343,684)
    Non-employee compensation expense from stock options
       granted during the year                                          --            62,402            --            62,402
    Amortization of beneficial conversion feature attached to
       12% convertible secured promissory notes                         --           444,444            --           444,444
    Net loss                                                            --              --        (2,312,869)     (2,312,869)
                                                                ------------    ------------    ------------    ------------
Balance at March 31, 1998                                       $    430,831    $ 32,040,227    $(34,979,234)   $    384,151
                                                                ------------    ------------    ------------    ------------
                                                                ------------    ------------    ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                 Information Management Technologies Corporation
                                   ("IMTECH")
                            Statements of Cash Flows
                For the Years Ended March 31, 1998, 1997 and 1996


                                                                                          1998            1997         1996
                                                                                      -----------    -----------    -----------
Cash flows from operating activities:

        Net income (loss)                                                             $(2,312,869)   $   446,137    $(5,578,514)

        Adjustments to reconcile net income (loss) to net cash used in operating activities:
                Depreciation and amortization                                             865,408        456,579        458,741
                Amortization of consulting fees                                            72,500        183,628         69,000
                Non-employee compensation expense from stock options
                        granted during the year                                            62,402           --             --
                Amortization of beneficial conversion feature related to
                        convertible debt                                                  444,444         88,889        900,000
                Property-in-kind interest paid on 12% convertible
                        secured promissory notes                                           94,800          9,000           --
                Equity in net loss of INSCI Corp.                                            --          158,030      1,452,000
                (Gain) loss from sale of INSCI Corp. stock                               (277,785)    (2,089,020)        73,500
                Provision for doubtful accounts                                            68,143           --           48,115
                Deferred rent                                                             (17,326)        14,183       (200,954)
                Loss from the sale of property and equipment                               47,740           --             --
                Write-off of net assets of discontinued operations                           --             --          185,331
                Changes in assets and liabilities:
                        Accounts receivable                                               (38,927)        75,303      1,177,813
                        Inventory                                                          51,585         21,405         75,390
                        Prepaid expenses and other current assets                         286,109         63,562       (300,873)
                        Deposits and other assets                                           7,716        (16,769)       231,143
                        Accounts payable                                                  413,050         (5,774)       692,673
                        Accrued salaries                                                  (18,955)         1,813        (58,993)
                        Deferred revenue                                                     --         (129,090)      (424,933)
                        Other accrued expenses and current liabilities                   (150,391)      (629,972)       274,327
                                                                                      -----------    -----------    -----------
                                Net cash used in operating activities                    (402,356)    (1,352,096)      (926,234)
                                                                                      -----------    -----------    -----------

Cash flows from investing activities:
        Capital expenditures                                                             (541,704)      (568,390)       (56,456)
        Net increase in due from affiliate                                                (79,088)      (250,000)          --
        Net increase in due to affiliate                                                  225,288         29,925           --
        Proceeds from the sale of INSCI Corp. stock                                       129,933      2,258,072        331,129
        Proceeds from the sale of property and equipment                                   42,000           --             --
        Repayments by INSCI Corp.                                                            --             --        1,000,000
                                                                                      -----------    -----------    -----------
                                Net cash provided by (used in) investing activities      (223,571)     1,469,607      1,274,673
                                                                                      -----------    -----------    -----------
Totals carried forward                                                                $  (625,927)   $   117,511    $   348,439
                                                                                      -----------    -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                 Information Management Technologies Corporation
                                   ("IMTECH")
                            Statements of Cash Flows
                                   (Continued)
                For the Years Ended March 31, 1998, 1997 and 1996


                                                                              1998            1997            1996
                                                                           -----------    -----------    -----------

Totals brought forward                                                     $  (625,927)   $   117,511    $   348,439
                                                                           -----------    -----------    -----------

Cash flows from financing activities:
        Net borrowings (repayments) under bank credit facility                 925,975       (640,056)      (479,442)
        Financing from bank overdraft                                           90,417           --         (268,881)
        Proceeds from bank issuance of short-term debt
                and options                                                       --             --          176,852
        Net proceeds from issuance of long-term debt                            90,000        900,000      2,340,185
        Repayments of convertible debt                                        (380,000)          --             --
        Repayments of long-term debt                                          (312,457)      (627,328)          --
        Payments of capital lease obligations                                 (382,347)      (345,305)      (529,721)
        Repayment of BNY warrant                                                  --             --         (200,000)
        Cash deposited into a restricted Certificate of
                Deposit account with a bank                                   (504,270)          --             --
        Proceeds from equity placements and the exercise of
                options and warrants                                              --             --          624,128
        Costs associated with equity placements
                and registrations                                             (130,210)      (187,563)          --
                                                                           -----------    -----------    -----------
                             Net cash provided by (used in) financing
                                         activities                           (602,892)      (900,252)     1,663,121
                                                                           -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                        (1,228,819)      (782,741)     2,011,560

Cash and cash equivalents, beginning of year                                 1,228,819      2,011,560           --
                                                                           -----------    -----------    -----------
Cash and cash equivalents, end of year                                     $      --      $ 1,228,819    $ 2,011,560
                                                                           -----------    -----------    -----------
                                                                           -----------    -----------    -----------


                Supplemental Disclosures of Cash Flow Information



Cash paid during the year for:

        Interest                 $303,717   $ 94,450   $355,852
                                 --------   --------   --------
                                 --------   --------   --------
        Income taxes             $   --     $   --     $ 11,592
                                 --------   --------   --------
                                 --------   --------   --------


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

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE A  - THE COMPANY


(1)      OPERATIONS




         Information Management Technologies Corporation (referred to as "IMTECH" or the "Company") was incorporated in 1986 in the State of Delaware. IMTECH provides graphic communications to financial institutions such as banks and brokerage firms, as well as to medium and large service organizations within such industries as accounting, law and finance. The Company's core business is the production and subsequent distribution of time sensitive printed financial research, financial reports and marketing materials. In addition, the Company provides facility management services which include mail room and copy center management. The Company's customer base is principally located in New York City and the surrounding metropolitan area, such as New Jersey, Southeast Connecticut and Westchester County. The Company also services clients in Pennsylvania, the Midwest, and as a result of strategic alliances with two New York based service providers, in Europe as well (See Note G). The alliances allow IMTECH to offer its clients a smooth process of receiving and managing data for print production and subsequent distribution.



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



(2)      BASIS OF PRESENTATION AND MANAGEMENT'S PLANS




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

         On July 24, 1998, IMTECH acquired all of the issued and outstanding common stock of KRL Litho, Inc., d/b/a The Skillcraft Group ("Skillcraft") from its principals for an purchase price of $9,000,000. Skillcraft provides graphic communications services including financial research report printing, commercial printing, graphics arts design and various fulfillment services to financial and commercial organizations located primarily in the New York Metropolitan area. The business combination will be accounted for under the Purchase Method of accounting as promulgated by Accounting Principles Bulletin Opinion No. 16. "Business Combinations". Both IMTECH and Skillcraft will operate as separate divisions under a new consolidated entity known as Skilltech Global Graphics and Communications, Inc.
("SKILLTECH").


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

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



NOTE A  - THE COMPANY (Continued)



(2)      BASIS OF PRESENTATION AND MANAGEMENT'S PLANS (Continued)

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

         The Company obtained $5,300,000 as a result of issuing 12% subordinated convertible debentures (the "Debentures") for the aggregate amount of $4,000,000, and executing a secured promissory note for $1,300,000 borrowed from General Electric Capital Corporation ("GE"). The Debentures are convertible into shares of IMTECH Class "A" Common Stock and bear interest at a rate of 12% per annum in addition to providing debenture holders 10% of Skillcraft's profits for a period of (5) years commencing from the date of closing of the acquisition. The Debentures will automatically be converted into Class "A" Common Stock at the end of the five (5) year term unless the Company elects to redeem them for cash. The debenture holders can elect to convert the Debentures into shares of Class "A" Common stock at any time during the five (5) year term subject to certain conversion provisions. Upon conversion, or redemption on the due date of the Debentures, the debenture holders will be entitled to receive 10% of the Company's then outstanding Class "A" Common Stock with anti-dilution protection. The Debentures are collateralized by a subordinated lien on the assets of Skillcraft.

         The $1,300,000 promissory note is payable to GE in sixty (60) equal monthly installments of approximately $28,000 including interest at a rate of 10.86% through June 2003, and is secured by a first lien and security interest in certain production equipment of both companies, and a cross-corporate guaranty by both IMTECH and Skillcraft.

         Management believes that as a result of the measures taken to date, which include the Skillcraft acquisition described above, as well as an increase in IMTECH's credit line with MTB Bank to $2,500,000, the Company will be able to generate sufficient working capital and cash flow to meet its current obligations as they become due through the remainder of the fiscal year ending March 31, 1999.



         The  Company  is  also  in the  process  of  identifying  and  pursuing additional potential acquisition candidates to respond to the changing environment of the financial research printing industry, which over the past year, has witnessed the merger of many of its clients. The mergers have created a perception in the financial research printing industry that larger printers are needed to meet the resulting printing demands. The creation of the combined entities coupled with price cutting by competitors to garner more market share has contributed toward IMTECH's operating difficulties. Management believes that its plans to perform key acquisitions as discussed above will help IMTECH survive the changing market conditions, respond to client mergers and remain competitive within the industry.

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

         At March 31, 1998 and 1997, the carrying value and estimated fair market value of the Company's investment in INSCI is as follows:



                                          -----------    -------------
                                             1998            1997
                                          -----------    -------------
           Shares                            436,032          636,467
                                          -----------    -------------
           Cost basis                  $       5,201  $         7,593
                                          -----------    -------------
           Market value                $     436,032  $     1,782,108
                                          -----------    -------------
           Unrealized gain             $     430,831  $     1,774,515
                                          -----------    -------------





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



NOTE D - LOAN PAYABLE - BANK (Continued)


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



            [The Remainder of This Page Is Intentionally Left Blank]

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

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------





NOTE F - LONG-TERM DEBT


         At March 31, 1998 and 1997, long-term debt obligations consisted of the following:


                                                          --------------------------------
                                                                     March 31,
                                                          --------------------------------
                                                                 1998            1997

           ---------------------------------------------- --- ------------ -- ------------

           Trade payable conversion notes [1]             $       288,532  $      288,329
           12% convertible secured notes  [2], [3]                884,800         900,000
                                                              ------------    ------------
                                                                1,173,332       1,188,329
           Less:  Current maturities                              266,925         288,329
                                                              ------------    ------------

           Total long-term debt                           $       906,407  $      900,000
                                                              ------------    ------------





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


[2]  (Continued)


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


         As of March 31, 1998, maturities of long-term debt are as follows:


           ------------------
              Year Ending
               March 31,
           ------------------
                 1999            $       266,925
                 2000                     21,607
                 2001                     -
                 2002                    884,800
                                     ------------
                                 $     1,173,332
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





DUE FROM (TO) AFFILIATES

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

         Minimum future lease payments under capital leases as of March 31, 1998 and for each of the next five years and in the aggregate are as follows:

           ----------------------------
                   Year Ending
                    March 31,
           ----------------------------
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
                                                                              ------------





         During the fiscal year ended March 31, 1998, the Company deposited a sum of $504,270 into a Certificate of Deposit account ("CD") with a bank. The CD is maintained as collateral for the Company's obligation under a lease for production equipment. According to the terms of the CD, the funds may be drawn by the Company in accordance with the following schedule:



           ---------------------------------- --- ------------
                                                   Available
                     Maturity Date                    for
                                                    Release
           ---------------------------------- --- ------------

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




         Minimum future rental payments under the noncancellable operating lease as of March 31, 1998 are as follows:

           -------------------------
             For the Year Ending
                  March 31,
           -------------------------
                     1999               $      512,000
                     2000                      528,000
                     2001                      544,600
                     2002                      561,800
                     2003                      579,800
                     2004                      195,300
                                           ------------
                                        $    2,921,500
                                           ------------





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

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



NOTE J - INCOME TAXES (Continued)


         At March 31, 1998, the Company has net operating loss carryforwards ("N.O.L.'s") totaling $16,111,000 available to offset future federal and state taxable income through 2013 as follows:


                                        ---------------     ------------
                                           N.O.L.'s          Expiring
                                        ---------------     ------------
               March 31,
                 1989                $       2,398,000         2004
                 1990                        2,405,000         2005
                 1991                        1,407,000         2006
                 1992                        1,628,000         2007
                 1995                        1,188,000         2010
                 1996                        4,502,000         2011
                 1998                        2,583,000         2013
                                        ---------------
                                     $      16,111,000
                                        ---------------
                                        ---------------






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

         In 1997 the Company utilized approximately $446,000 of N.O.L.'s to reduce taxable income to zero. Accordingly, the Company did not record a provision for income taxes for the year ended March 31, 1997. The tax benefits resulting from the N.O.L.'s have been fully reserved because the likelihood of their realization could not be determined.



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

         In November 1995, the Company entered into a loan arrangement with a foreign entity known as Fondo De Adquisciones E Inversiones Internationales XL, S.A. ("Fondo"), whereby Fondo loaned IMTECH the sum of $250,000, which bore interest at a per annum rate of 15%, in exchange for a convertible subordinated debenture. In December 1995, in accordance with the terms of the loan agreement, Fondo converted the debenture into shares of the Company's Class A common stock at a per share price of $.875. As a result of the conversion, 285,750 shares of IMTECH Class A common stock were issued under Regulation "S" of the Securities Act.

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

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



NOTE L - 12% CONVERTIBLE PREFERRED STOCK (Continued)


As of March 31, 1998, the shares of Class A common stock underlying the Preferred Stock were not registered in accordance with the terms of the exchange offering. As a result, the holders of the Preferred Stock have been unable to exercise their conversion rights and obtain registered shares of Class A common stock of the Company.

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




NOTE M - STOCK OPTIONS

NON-QUALIFIED STOCK OPTION PLAN

         In August 1987, the Board of Directors approved and adopted a Non-Qualified Stock Option ("NQSO") Plan. Under the NQSO Plan, individuals determined to be key persons on whom the Company relies for the successful conduct of its business, as determined by the Compensation Committee (the "Committee"), are granted options to purchase IMTECH's Class A Common Stock. There are 4,000,000 shares reserved for grant under the NQSO Plan.

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

INCENTIVE STOCK OPTION PLAN (Continued)


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



            [The Remainder of This Page Is Intentionally Left Blank]

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE M - STOCK OPTIONS (Continued)

The following summarizes the activity of the stock options for the three years ended March 31, 1998 (in ,000):

                                      ------------------------ ------------------------- --------------------------
                                               NQSO                      ISO                        DO

                                      ------------------------ ------------------------- --------------------------
                                                   Weighted                  Weighted                  Weighted
                                       Number      Average       Number      Average       Number       Average
                                         of        Exercise        of        Exercise        of        Exercise
                                       Options    Price Per     Options     Price Per     Options      Price Per
                                                    Share                     Share                      Share
                                       (,000)        ($)         (,000)        ($)         (,000)         ($)
------------------------------------- ---------- ------------- ----------- ------------- ----------- --------------
Outstanding at April 1, 1995                221          9.43         468          4.28          15           3.13
    Granted                               1,219          2.21         801          2.36           -              -
    Canceled                                -              -          -               -           -              -
------------------------------------- ---------- ------------- ----------- ------------- ----------- --------------
Outstanding at March 31, 1996             1,440          3.32       1,269          3.07          15           3.13
    Granted                                 350          1.68       1,125          1.24           -              -
    Canceled                                -               -       (125)          1.88        (15)           3.13
------------------------------------- ---------- ------------- ----------- ------------- ----------- --------------
Outstanding at March 31, 1997             1,790          3.00       2,269          2.23           -              -
    Granted                               1,255          1.12         500          1.18           -              -
    Canceled                              (713)          4.33       (435)          4.25           -              -
------------------------------------- ---------- ------------- ----------- ------------- ----------- --------------

Outstanding at March 31, 1998             2,332          1.58       2,334          1.63           -              -
------------------------------------- ---------- ------------- ----------- ------------- ----------- --------------
------------------------------------- ---------- ------------- ----------- ------------- ----------- --------------

Exercisable at March 31, 1998             1,688          1.52       1,684          1.52           -              -
------------------------------------- ---------- ------------- ----------- ------------- ----------- --------------
------------------------------------- ---------- ------------- ----------- ------------- ----------- --------------

Weighted average fair value of
    options granted during the            $ .17                     $ .03                         -
    year
------------------------------------- ---------- ------------- ----------- ------------- ----------- --------------
------------------------------------- ---------- ------------- ----------- ------------- ----------- --------------

Weighted average remaining
    life of options granted                   5 years                  2 years                       -
    during the year

------------------------------------- ---------- ------------- ----------- ------------- ----------- --------------


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

         Had compensation expense been determined as provided in SFAS No. 123 for stock options using the Black-Scholes option pricing model, the pro forma effect would have been:

                                                                           ------------------------------------------------
                                                                                    For the Years Ended March 31,
                                                                           ------------------------------------------------
                                                                                1998            1997             1996
                                                                           --------------- ---------------- ---------------
           Net income (loss) applicable to common shares -  as reported    $ (2,583,028)      $ 188,617     $ (5,578,514)
           Net income (loss) applicable to common shares - pro forma          (2,740,613)      (560,483)       (6,059,414)
           Net income (loss) per common share - as reported                    (.46)             .04            (1.77)
           Net income (loss) per common share - pro forma                      (.49)            (.11)           (1.93)

           --------------------------------------------------------------- --------------- ---------------- ---------------


         The fair value of each option grant is calculated using the following weighted average assumptions:

                                                                                -------------------------------------------
                                                                                      For the Years Ended March 31,
                                                                                -------------------------------------------
                                                                                    1998           1997          1996
                                                                                -------------- ------------- --------------
           Expected life (in years)                                                   5             5              5
           Interest rate                                                            5.83%         6.01%          5.86%
           Volatility                                                              36.13%          287%          286%
           Dividend yield                                                             -             -              -



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

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 Information Management Technologies Corporation
                                   ("IMTECH")
                          Notes to Financial Statements

                          March 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE R - OTHER COSTS (Continued)



           ------------------------------------- -------------
           Severance payments                    $    259,000
           Payroll taxes and benefits                  77,000
           Consulting fees                            131,000
           Asset redeployment costs                    83,000
                                                    ----------
                                                 $    550,000
                                                    ----------

           ------------------------------------- -------------

NOTE S - PROPOSED ACQUISITION


         The Company has signed a letter of intent to purchase all of the issued and outstanding common stock of Research Distribution Services, Inc. ("RDS"), a New York based provider of intelligent fulfillment and distribution services to the research report production industry.

                 Information Management Technologies Corporation

                                   ("IMTECH")

                                   Schedule II

                        Valuation and Qualifying Accounts

                For the Years Ended March 31, 1998, 1997 and 1996


               Column  A                      Column  B            Column  C          Column  D    Column  E
               ----------                     ---------            ---------          ---------    ---------
                                                                  Additions

                                                           -------------------------
                                                              [1]             [2]

                                              Balance at   Charged to     Charged to   Deductions-   Balance
           Description                        Beginning    Costs and        Other       Describe         at
                                              of  Year      Expenses       Accounts-                 End of Year

                                                                           Describe

------------------------------------          --------      --------      ----------   --------      --------
                                                                                         [a]
Allowance for doubtful accounts:

        Year ended March 31, 1998              $ 36,800      $ 82,373      $  --        $ 20,009      $ 99,164
                                               --------      --------      ---------    --------      --------
                                               --------      --------      ---------    --------      --------
        Year ended March 31, 1997              $104,500      $ 34,660      $  --        $102,360      $ 36,800
                                               --------      --------      ---------    --------      --------
                                               --------      --------      ---------    --------      --------
        Year ended March 31, 1996              $ 56,385      $209,850      $  --        $161,735      $104,500
                                               --------      --------      ---------    --------      --------
                                               --------      --------      ---------    --------      --------

Accumulated amortization of cost in excess of net assets acquired:

                Year ended March 31, 1998      $   --        $   --        $  --        $   --        $   --
                                               --------      --------      ---------    --------      --------
                                               --------      --------      ---------    --------      --------
                Year ended March 31, 1997      $255,059      $   --        $  --        $255,059      $   --
                                               --------      --------      ---------    --------      --------
                                               --------      --------      ---------    --------      --------
                Year ended March 31, 1996      $255,059      $   --        $  --        $   --        $255,059
                                               --------      --------      ---------    --------      --------
                                               --------      --------      ---------    --------      --------


[a]  Represents amounts written off during the year.

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS


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

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

4.15     Loan Option Agreement, dated January 17, 1995, issued to Shor
         Yeshev.(20)

4.16     Loan Option Agreement, dated January 17, 1995, issued to Raquel
         Grunwald.(20)

4.17     Loan Option Agreement, dated January 17, 1995, issued to Lou
         Gurman.(20)

4.18     Loan Option Agreement, dated January 17, 1995, issued to Dynamic
         Control.(20)

4.20 Extension of expiration date and repricing of Class A and Class B Warrants (65)

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

10.10 Employment Agreement dated January 1, 1988 between the Company and Ronald A. Bibbo.(3)

10.11 Non-Compete Agreement September 3, 1986 by and among Datacopi, Inc., NCR Corporation, and Pierce L. Lowrey, Jr.(2)

10.12    Line of Credit for the Company with the Robinson-Humphrey Company,
         Inc.(2)

10.13 Agreement for sale of 150,000 shares of Class B Common Stock between the Company and Pierce Lowrey, Jr.(2)

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS


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

10.30 Asset Purchase Agreement, dated May 5, 1989, between Jon Rothenberg & Associates and the Company, with related documents and agreements.(10)

10.31 Promissory Note in the original principal amount of $100,000 dated June 9, 1989 payable by the Company to Pierce Lowrey, Jr.(10)

10.32 Commitment Letter, dated July 17, 1989, from Pierce Lowrey, Jr. to the Company with respect to additional loans to the Company.(10)

10.33 Employment Agreement, dated December 15, 1989, between the Company and John Hoffman.(11)

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

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

10.48 Form of Unit Exchange Agreement issued in connection with INSCI Corp. private placement completed in January 1992.(17)

10.49 Form of Warrant issued in connection with INSCI Corp. private placement completed in June 1992.(17)

10.50 Consulting Agreement, dated March 8, 1993, by and between INSCI Corp. and the Raymond Group, Inc.(18)

10.51 Lease Agreement, dated May 31, 1993, by and between INSCI Corp. and Connecticut General Life Insurance Company.(18)

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS


10.52    Settlement Agreement with the SEC, dated September 30, 1992.(18)

10.53 Consulting Agreement by and between the Company and Edward I. Rosen, dated April 1, 1993.(18)

10.54    First Amendment to Director's Stock Option Plan, dated October 20,
         1992.(18)

10.55 Lease Agreement between the Company and A.J. Goldstein & Co., Inc. for premises located at 130 Cedar Street, New York, New York 1006, dated October 7, 1993.(17)

10.56 Loan Agreement (and supplemental documentation) between BNY Financial Corp., the Company, INSCI Corp. and Imtech Litigation Support Systems, Inc.(32)

10.57    INSCI Corp. 1992 Stock Option Plan.(28)

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

10.81    Data General Value Added Reseller Discount Purchase Agreement.(28)

10.82    Data General Optical Systems and Software Agreement.(28)

10.83    Distribution Agreement between Fiserv CIR, Inc. and INSCI Corp.(28)

10.84 Lease Agreement relating to INSCI Corp.'s White Plains, NY headquarters.(29)

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

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

10.104   Amendment to loan Agreement between BNY Financial Corp. and
         Registrant.(19)

10.105   Amendment to Loan Agreement between NY Financial Corp. and
         Registrant.(19)

10.106   BNY Agreement with Registrant.(20)

10.107   Preferred Stock Redemption Agreement.(20)

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

10.108   Employment Agreement between IMTECH and Christopher D. Holbrook.(34)

10.109   Employment Agreement between IMTECH and Joseph A. Gitto, Jr.(34)

10.110 Lease Agreement relating to INSCI's Westborough, Massachusetts heaquarters.(44)

10.111   Employment Agreement with Jack Steinkrauss.(44)

10.112   Employment Agreement with John Gillis.(44)

10.113   Employment Agreement with Kris Canckeratne.44)

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

10.125   Form of Subscription Agreement with J. Michael Reisert, Inc.(63)

10.126   Employment Agreement with Mr. Matti Kon.(66)

10.127 12% Convertible Secured Promissory Note Private Placement Term Sheet with exhibits.(64)

10.128   Credit arrangement with MTB Bank.(70)

10.129   Amendment to employment agreement with Mr. Matti Kon

10.130   Amendment to employment agreement with Mr. Joseph A. Gitto

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS


13.1 The Company's Annual Report to Security Holders for the year ended March 31, 1993.(22)

13.2     Form 10-Q for the quarter ended June 30, 1993.(23)

13.3     Form 10-Q for the quarter ended September 30, 1993.(24)

13.4     Form 10-Q for the quarter ended December 31, 1993.(25)

13.5     Form 10-Q)A (Amendment No. 1) for the quarter ended December 31,
         1993.(26)

13.6     Proxy Statement for the Company's 1993 Annual Shareholders'
         Meeting.(27)

13.7     Form 10-Q for the quarter ended June 30, 1994.(35)

13.8     Form 10-Q for the quarter ended September 30, 1994.(36)

13.9     Form 10-Q for the quarter ended December 31, 1994.(37)

13.10    Form 10-Q for the quarter ended June 30, 1995.(47)

13.11    Form 10-Q for the quarter ended September  30, 1995.(48)

13.12    Form 10-Q for the quarter ended December  31, 1995.(49)

13.13    Form 10-Q for the quarter ended June 30, 1996.(57)

13.14    Form 10-Q for the quarter ended September  30, 1996.(58)

13.15    Form 10-Q for the quarter ended December  31, 1996.(59)

13.16    Form 10-Q for the quarter ended June 30, 1997.(67)

13.17    Form 10-Q for the quarter ended September  30, 1997.(68)

13.18    Form 10-Q for the quarter ended December  31, 1997.(69)

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

16.4     Letter regarding potential prior period adjustment.(41)

16.5 Letter regarding engagement of new independent certified public accountant.(42)

21.1     List of subsidiaries.(20)

22.1     Proxy Statement for the Company's 1994 Annual Shareholders'
         Meeting.(43)

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS


22.2     Proxy Statement for the Company's 1995 Annual Shareholders'
         Meeting.(50)

24.1     Powers of Attorney.(20)

27.1     Financial data schedule

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

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                                                          IMTECH
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

(65) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated April 22, 1997.

(66) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K/A, dated January 3, 1997.

(67) Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(68) Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(69) Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(70) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated November 13, 1997.

(71) Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K/A, dated June 18, 1998.