Form 10-Q
period 1998-09-30
INFORMATION MANAGEMENT TECHNOLOGIES CORP
filed 1998-11-16
CIK 824578

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                 (Zip Code)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                 (212) 306-6100
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                       N/A
--------------------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)
--------------------------------------------------------------------------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      At November 16, 1998, the Registrant had outstanding 5,789,846 shares of Class A Common Stock.

                                                                          IMTECH
================================================================================

                                      INDEX

                                                                            ----
                                                                            PAGE
                                                                            ----

---------------------------------------------------------------------------
PART  I             FINANCIAL INFORMATION
---------------------------------------------------------------------------

            ITEM  1 FINANCIAL STATEMENTS                                      1

            ITEM  2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL        17
                      CONDITION AND RESULTS OF OPERATIONS

---------------------------------------------------------------------------
PART  II            OTHER INFORMATION
---------------------------------------------------------------------------

            ITEM  1 LEGAL PROCEEDINGS                                        25

            ITEM  6 EXHIBITS AND REPORTS ON FORM 8-K                         26

                    SIGNATURES                                               27

                                                                            ----

                                                                          IMTECH
================================================================================

                                     PART I
                              FINANCIAL INFORMATION

--------------------------------------------------------------------------------
ITEM  1.    INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                            ----
                                                                            PAGE
                                                                            ----

             Balance Sheets as of September 30, 1998 and March 31, 1998      2

             Statements of Operations for the Three Months and Six
               Months Ended September 30, 1998 and 1997                      4

             Statements of Cash Flows for the Six Months Ended September
             30, 1998 and 1997                                               5

             Notes to Consolidated Financial Statements                      7

                                                                            ----

                Information Management Technologies Corporation
                                 Balance Sheets
                     September 30, 1998 and March 31, 1998

                                     ASSETS

                                                        September 30,   March 31,
                                                            1998          1998
                                                        -------------  -----------
                                                         (Unaudited)
Current assets:
    Cash and cash equivalents                            $    92,970   $        --
    Cash - restricted                                        191,341       126,068
    Accounts receivable, net of allowance for doubtful
       accounts of $72,900 at September 30, 1998 and
       $99,200 at March 31, 1998                           3,612,238     1,302,212
    Inventory                                                892,844       230,144
    Due from related parties                                  14,104        73,875
    Prepaid expenses and other current assets                462,615       231,615
                                                         -----------   -----------
          Total current assets                             5,266,112     1,963,914
                                                         -----------   -----------

Property and equipment - at cost:
    Production equipment                                   5,249,705     3,314,525
    Computer software applications                           695,676       439,676
    Furniture and fixtures                                   479,198       359,490
    Leasehold improvements                                   743,806       679,975
    Computer equipment                                       866,371       713,871
                                                         -----------   -----------
                                                           8,034,756     5,507,537
    Less:  Accumulated depreciation and amortization       3,988,664     2,395,999
                                                         -----------   -----------
          Net property and equipment                       4,046,092     3,111,538
                                                         -----------   -----------

Other assets:
    Cash - restricted                                        252,691       378,202
    Investment in INSCI Corp.                                381,528       436,032
    Goodwill, net of accumulated amortization              6,348,076            --
    Deposits and other                                       535,272       356,689
                                                         -----------   -----------
          Total other assets                               7,517,567     1,170,923
                                                         -----------   -----------

                                                         $16,829,771   $ 6,246,375
                                                         ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                Information Management Technologies Corporation
                                 Balance Sheets
                                  (Concluded)
                     September 30, 1998 and March 31, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                September 30,     March 31,
                                                                    1998            1998
                                                                -------------   ------------
                                                                (Unaudited)
Current liabilities:
    Cash overdraft                                              $    195,477    $     90,417
    Current maturities of long-term debt                           1,535,878         266,925
    Current maturities of long-term capital lease obligations        318,773         363,795
    Accounts payable                                               2,087,137       1,606,549
    Accrued salaries                                                 223,239         138,865
    Accrued expenses and other current liabilities                 1,327,224         583,586
                                                                ------------    ------------
          Total current liabilities                                5,687,728       3,050,137
                                                                ------------    ------------

Loan payable - bank                                                1,188,703         925,975

Long-term debt, less current maturities                            3,871,678          21,607

Capital lease obligations, less current maturities                   479,312         614,354

Deferred rent                                                        351,589         365,351

12% convertible secured promissory notes                             932,800         884,800

12% subordinated mandatory convertible debentures                  4,000,000              --

Commitments and contingencies

Stockholders' equity:
    12% convertible preferred stock:
       Authorized - 3,000,000 shares at $1.00 par
       value; 2,783,493 and 2,660,733 shares issued
       and outstanding at September 30, 1998 and
       March 31, 1998, respectively ($2,783,493 and
       $2,660,733 of aggregate liquidation value as
       of September 30, 1998 and March 31, 1998,
       respectively)                                               2,783,493       2,660,733
    Class "A" common stock:
       Authorized - 100,000,000 shares at $.04 par
       value; 5,789,846 shares issued and outstanding
       at September 30, 1998 and March 31, 1998                      231,594         231,594
    Additional paid-in capital                                    32,185,977      32,040,227
    Accumulated other comprehensive income                           376,327         430,831
    Accumulated deficit                                          (35,259,430)    (34,979,234)
                                                                ------------    ------------
          Total stockholders' equity                                 317,961         384,151
                                                                ------------    ------------

                                                                $ 16,829,771    $  6,246,375
                                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                 Information Management Technologies Corporation
                            Statements of Operations
                                  (Unaudited)

                                              For the Three Months Ended     For the Six Months Ended
                                                     September 30,                 September 30,
                                              --------------------------    --------------------------
                                                  1998           1997           1998           1997
                                              -----------    -----------    -----------    -----------
Revenues                                      $ 4,404,354    $ 2,097,418    $ 7,159,022    $ 4,662,346

Cost of sales                                   2,966,097      1,594,103      4,662,908      3,512,059
                                              -----------    -----------    -----------    -----------

Gross profit                                    1,438,257        503,315      2,496,114      1,150,287

Operating expenses:
  Selling, general and administrative           1,338,992        993,636      2,330,519      1,502,848
  Amortization of goodwill                         68,941             --         68,941             --
                                              -----------    -----------    -----------    -----------
      Total operating expenses                  1,407,933        993,636      2,399,460      1,502,848
                                              -----------    -----------    -----------    -----------

Income (loss) from operations                      30,324       (490,321)        96,654       (352,561)

Other (income) expenses:
  Interest expense, net                           194,242         53,667        254,090         88,783
  Interest amortization of beneficial
    conversion feature attached to 12%
    convertible secured promissory notes               --        177,777             --        444,444
  Gain from the sale of INSCI Corp. stock              --        (59,230)            --        (59,230)
                                              -----------    -----------    -----------    -----------
      Net other expenses                          194,242        172,214        254,090        473,997
                                              -----------    -----------    -----------    -----------

Net loss                                         (163,918)      (662,535)      (157,436)      (826,558)

Preferred stock dividends                          61,380         67,380        122,760        128,760
                                              -----------    -----------    -----------    -----------

Net loss applicable to common stockholders    $  (225,298)   $  (729,915)   $  (280,196)   $  (955,318)
                                              ===========    ===========    ===========    ===========

Basic and diluted loss per share applicable
  to common stockholders                      $     (0.04)   $     (0.13)   $     (0.05)   $     (0.17)
                                              ===========    ===========    ===========    ===========

Weighted average number of shares
  outstanding                                   5,789,846      5,579,552      5,789,846      5,579,552
                                              ===========    ===========    ===========    ===========

Statement of Comprehensive Loss:
Comprehensive loss:
  Net loss                                    $  (163,918)   $  (662,535)   $  (157,436)   $  (826,558)
  Other comprehensive loss:
    Unrealized Loss on INSCI Corp. stock          (54,505)      (373,531)       (54,505)      (701,904)
                                              -----------    -----------    -----------    -----------
                                              $  (218,423)   $(1,036,066)   $  (211,941)   $(1,528,462)
                                              ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                 Information Management Technologies Corporation
                            Statements of Cash Flows
              For the Six Months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                   1998           1997
                                                               -----------    -----------
Cash flows from operating activities:
  Net loss                                                     $  (157,436)   $  (826,558)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                  545,191        240,000
    Amortization of intangible assets                               82,275             --
    Amortization of consulting fees                                 79,570         42,500
    Amortization of beneficial conversion feature related to
      convertible debt                                                  --        444,444
    Property-in-kind interest paid on convertible debt              48,000         37,500
    Gain from the sale of INSCI Corp. stock                             --        (59,230)
    Provision for doubtful accounts                                 38,017         33,468
    Deferred rent                                                  (13,763)        (6,162)
    Changes in assets and liabilities, net of effects from
      the purchase of KRL Litho, Inc.:
       Accounts receivable                                         (97,866)       (38,755)
       Inventory                                                  (463,454)         1,826
       Prepaid expenses and other current assets                   (91,553)      (191,054)
       Deposits and other assets                                  (102,089)       (67,049)
       Accounts payable                                           (139,759)       198,378
       Accrued salaries                                            (26,990)       (24,319)
       Other accrued expenses and current liabilities             (148,940)       298,921
       Due from/to related parties                                  59,772         26,936
                                                               -----------    -----------
         Net cash provided by (used in) operating activities      (389,025)       110,846
                                                               -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                            (407,694)      (389,507)
  Payment for the purchase of KRL Litho, Inc.,  net of
    cash acquired                                               (4,352,523)            --
  Proceeds from the sale of INSCI Corp. stock                           --         67,931
                                                               -----------    -----------
         Net cash used in investing activities                  (4,760,217)      (321,576)
                                                               -----------    -----------

Cash flows from financing activities:
  Financing from cash overdraft                                    105,060             --
  Net borrowings under bank credit facility                        262,728             --
  Net proceeds from issuance of long-term debt                   5,300,000         90,000
  Proceeds from related party loan                                      --        125,000
  Repayments of long-term debt                                    (217,263)      (343,182)
  Payments of capital lease obligations                           (208,313)      (164,037)
                                                               -----------    -----------
         Net cash provided by (used in) financing activities     5,242,212       (292,219)
                                                               -----------    -----------

Net decrease in cash and cash equivalents                           92,970       (502,949)

Cash and cash equivalents, beginning of year                            --      1,228,819
                                                               -----------    -----------

Cash and cash equivalents, end of period                       $    92,970    $   725,870
                                                               ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                 Information Management Technologies Corporation
                            Statements of Cash Flows
                                  (Concluded)
              For the Six Months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                              1998        1997
                                                            ---------    -------
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest                                                  $ 227,834    $99,091
                                                            =========    =======
  Income taxes                                              $      --    $    --
                                                            =========    =======

Supplemental Schedule of Non-Cash Investing and Financing Activities:

      During the six months ended September 30, 1998:

      * The Company negotiated with a key vendor to convert $110,763 of trade payables into an interest bearing installment promissory note.

      * The Company issued dividends on its 12% convertible preferred stock in the amount of $122,760.

      * The Company paid property-in-kind interest of $48,000 on the outstanding 12% convertible secured promissory notes.

      *  The Company incurred a capital lease obligation of $28,250.

      * The Company issued 110,000 stock options valued at $145,750 in connection with a one year public relations service contract.

      * The Company purchased all of the capital stock of KRL Litho, Inc. for $9,000,000 by placing a cash down payment of $5,000,000 and issuing $4,000,000 in the form of two installment promissory notes.

     During the six months ended September 30, 1997:

      * The Company negotiated with a key vendor to convert $111,692 of trade payables into an interest bearing installment promissory note.

      * The Company exchanged 117,000 shares of INSCI Corp. stock for the repayment of $200,000 of principal plus interest of the 12% convertible secured promissory notes.

      * The Company issued dividends on its 12% convertible preferred stock in the amount of $128,760.

      * The Company paid property-in-kind interest of $37,500 on the outstanding 12% convertible secured promissory notes.

      *  The Company incurred capital lease obligations of $461,000.

   The accompanying notes are an integral part of these financial statements.

                                                                          IMTECH
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1998
================================================================================

THE COMPANY

1.    Operations

      Information Management Technologies Corporation (referred to as "IMTECH") was incorporated in 1986 in the State of Delaware. IMTECH provides graphic communications to financial institutions such as banks and brokerage firms, as well as to medium and large service organizations within such industries as accounting, law and finance. IMTECH's core business is the production and subsequent distribution of time sensitive printed financial research, financial reports and marketing materials. In addition, IMTECH provides facility management services which include mail room and copy center management. IMTECH's customer base is principally located in New York City and the surrounding metropolitan area, such as New Jersey, Southeast Connecticut and Westchester County. IMTECH also services clients in Pennsylvania, the Midwest, and as a result of strategic alliances with two New York based service providers, in Europe as well. The alliances allow IMTECH to offer its clients a smooth process of receiving and managing data for print production and subsequent distribution.

      On July 24, 1998, IMTECH acquired all of the issued and outstanding common stock of KRL Litho, Inc., d/b/a The Skillcraft Group ("Skillcraft") from its principals for a purchase price of $9,000,000. Skillcraft provides graphic communications services including financial research report printing, commercial printing, graphics arts design and various fulfillment services to financial and commercial organizations located primarily in the New York Metropolitan area. The business combination is accounted for under the Purchase Method of accounting as promulgated by Accounting Principles Bulletin Opinion No. 16, "Business Combinations". Both IMTECH and Skillcraft (collectively known as the "Company") will operate as separate divisions under a new consolidated entity known as Skilltech Global Graphics and Communications, Inc. ("SKILLTECH").

      IMTECH holds a 6% ownership interest in INSCI Corp. ("INSCI") at September 30, 1998. The investment in INSCI is accounted for under the "Securities Available For Sale" method as promulgated by Statement of Financial Accounting Standards ("SFAS") No. 115.

2.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") established for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Management believes however that all of the adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1999. For further information, refer to the financial statements and disclosures thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

      The accompanying unaudited consolidated financial statements as of and for the six months ended September 30, 1998 include the accounts of IMTECH and its wholly-owned subsidiary, Skillcraft. Consequently, all material intercompany accounts and transactions have been eliminated.

                                                                          IMTECH
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1998
================================================================================

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following is a summary of the significant accounting policies that have been applied on a consistent basis in the preparation of the accompanying financial statements:

1.    Revenue Recognition

      Revenue is recorded when services are performed or upon delivery of the product.

2.    Cash and Cash Equivalents

      The Company considers all highly liquid investments with insignificant interest rate risk and an original maturity of three months or less to be cash equivalents. The cash equivalents are carried at cost which approximates fair value. Cash equivalents includes funds deposited in money market accounts at financial institutions.

3.    Inventory

      Inventory consists primarily of paper, toner and inks, and is stated at the lower of cost (determined by the first-in, first-out method) or market.

4.    Property and Equipment

      Expenditures for capital assets are recorded at cost. Depreciation of capital assets is provided to relate the cost of the depreciable assets to operations over their estimated useful service lives. In that connection, production equipment, computer hardware and software and furniture and fixtures are depreciated by the straight-line method over estimated useful lives ranging from five to seven years. Leasehold improvements are amortized by the straight-line method over the lesser of the lease term or estimated useful lives of the improvements. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. At the time of disposal of any property and equipment, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in operations.

5.    Goodwill

      In connection with the July 1998 acquisition of Skillcraft, IMTECH recorded goodwill as a result of the excess of the purchase price over the net assets acquired. The goodwill is amortized over an estimated life of fifteen (15) years.

6.    Deferred Financing Costs

      Costs incurred to secure financing arrangements are included in deposits and other assets in the balance sheets. The costs are amortized over the life of the related credit facilities, which range from 9 to 110 months.

                                                                          IMTECH
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1998
================================================================================

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

7.    Concentration of Credit Risk

      Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash balances at various banks and places its temporary cash investments in liquid asset and equity funds with two financial institutions. Accounts at the banks and financial institutions are insured by the Federal Deposit Insurance Corporation
      (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $100,000 and $500,000, respectively.

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

10.   Impairment of Long-Lived Assets

      In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market is required.

11.   Reclassification

      Certain 1997 amounts have been reclassified to conform to the 1998 presentation. Accordingly, preferred stock dividends of $67,380 and $128,760 issued for the three and six months ended September 30, 1997, respectively, have been reclassified separately on the face of the statement of operations. Such amounts were previously classified as interest expense. The reclassification has no effect on the presentation of the Company's financial position or loss per share applicable to common stockholders for the periods presented.

                                                                          IMTECH
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1998
================================================================================

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

12.   Loss Per Share

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

13.   New Financial Accounting Standards

      During the six months ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new standards for reporting comprehensive income and its components.

INVESTMENT IN INSCI CORP.

      IMTECH holds a 6% ownership interest (investment) in INSCI, its former majority-owned subsidiary. The investment is accounted for under the "Securities Available For Sale" method as promulgated by SFAS No. 115. As a result, the investment is carried at fair market value.

      At September 30, 1998 and March 31, 1998, the carrying value and estimated fair market value of IMTECH's investment in INSCI is as follows:

                           ------------------------
                           September 30,  March 31,
                               1998         1998
         ------------------------------------------

         Shares                436,032      436,032
                            ==========   ==========
         Cost basis         $    5,201   $    5,201
                            ==========   ==========
         Market value       $  381,528   $  436,032
                            ==========   ==========
         Unrealized gain    $  376,327   $  430,831
                            ==========   ==========
         ------------------------------------------

      At September 30, 1998, 369,497 and 66,535 shares of INSCI Corp. stock are pledged as collateral against the outstanding 12% convertible secured promissory notes payable and the Company's obligations under its credit arrangement with MTB Bank, respectively.

                                                                          IMTECH
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1998
================================================================================

LOAN PAYABLE - BANK

      The Company maintains a secured credit arrangement with MTB Bank (the "Bank") which expires in October 1999. Under the provisions of the credit arrangement, the Company can borrow up to 80% of eligible accounts receivable and 35% of eligible paper inventory (up to a maximum of $50,000), both of which in the aggregate cannot exceed a total of $2,500,000 (including $250,000 in outstanding letters of credit) at any one time. All outstanding obligations under the arrangement bear interest at the bank's prime rate (8.5% at September 30, 1998) plus two percent (2%). At September 30, 1998, the Company was indebted to the Bank for outstanding obligations totaling approximately $1,189,000. In conjunction with the execution of the credit arrangement, the Company entered into a security agreement which grants the Bank a security interest in substantially all of the assets of IMTECH and Skillcraft as collateral for all indebtedness outstanding under the arrangement.

      IMTECH has issued an aggregate of 50,000 warrants to the Bank which entitles MTB to purchase 50,000 shares of IMTECH Class A Common stock at prices ranging from $1.00 to $1.81 per share, exercisable until November 2000.

      The credit arrangement contains a minimum tangible net worth ("net worth") covenant of $2,000,000 which has been waived by the Bank until March 31, 1999.

LONG-TERM DEBT

      To finance part of the acquisition funding for the purchase of Skillcraft, on July 24, 1998, IMTECH issued 12% subordinated convertible debentures (the "Debentures") in the aggregate amount of $4,000,000. The Debentures are convertible into shares of IMTECH Class A Common Stock and bear interest at a rate of 12% per annum in addition to providing debenture holders 10% of consolidated profits for a period of (5) years commencing from the date of closing of the acquisition. The Debentures will automatically be converted into Class A Common Stock at the end of the five (5) year term unless the Company elects to redeem them for cash. The debenture holders can elect to convert the Debentures into shares of Class A Common stock at any time during the five (5) year term subject to certain conversion provisions. Upon conversion, or redemption on the due date of the Debentures, the debenture holders will be entitled to receive 10% of the Company's then outstanding Class A Common Stock with anti-dilution protection. The Debentures are collateralized by a subordinated lien on the assets of Skillcraft.

      In addition to issuing the 12% Debentures, on July 24, 1998, IMTECH borrowed the sum of $1,300,000 from General Electric Capital Corporation. The loan is evidenced by a promissory note payable in sixty (60) equal monthly installments of approximately $28,000 including interest at a rate of 10.9% through June 2003. The loan is secured by a first lien and security interest in certain production equipment of both IMTECH and Skillcraft.

      IMTECH paid for the acquisition of Skillcraft by remitting a cash down payment of $5,000,000 at closing and issuing two (2) promissory notes to the sellers in the aggregate amount of $4,000,000. The sellers' notes are payable in forty (40) equal monthly installments of $100,000 which includes interest imputed at a rate of 10.5% commencing in October 1998 and continuing through January 2002.

                                                                          IMTECH
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1998
================================================================================

RELATED PARTY TRANSACTIONS

      IMTECH is party to a consulting agreement with Blitz Systems, Inc. ("Blitz"), a company owned 100% by the Chief Executive Officer ("CEO") of IMTECH, which expires in October 1999. Blitz is a computer systems consulting firm specializing in developing total business solutions for all business management systems. Blitz's responsibilities under the contract are to reengineer, reorganize and run the day-to-day operations of the Company's data processing department at a cost of approximately $60,000 per month. More specifically, Blitz provides extensive technical support for many of the Company's clients on-site and is responsible for analyzing, designing and developing customized database systems as required by management.

      The Company is party to a service agreement with Research Distribution Services, Inc. ("RDS"), a company in which Mr. Matti Kon, the CEO of IMTECH is the sole stockholder, which expires in December 1998. RDS provides mailing list database management, fulfillment, mailing and related services to the Company at a monthly minimum cost of $22,500 (based on minimum average fulfillment levels as stipulated in the agreement). In November 1998, IMTECH purchased all of the issued and outstanding common stock of RDS. (See "Subsequent Events" footnote on page 15.)

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

      The terms of the Preferred Stock were approved by the shareholders. The Preferred Stock received by debenture holders provided for the payment of dividends at 12% per annum in addition to the right to convert a share of Preferred Stock into a share of Class A common stock of the Company at 70% of the 20-day average trading market price of the Company's Class A common stock at the time of the conversion. Additionally, preferred stockholders were granted cost-free registration rights with respect to the underlying shares of Class A common stock.

      The terms of the Preferred Stock further provided that holders could only convert a percentage of the aggregate of their Preferred Stock until April 20, 1998 and, thereafter, for a period of 180 days until October 31, 1998, holders of the Preferred Stock have a right to convert 100% of their Preferred Stock that was not as yet converted into shares of Class A common stock. As of September 30, 1998, the shares of Class A common stock underlying the Preferred Stock were not registered in accordance with the terms of the exchange offering. As a result, the holders of the Preferred Stock have been unable to exercise their conversion rights and obtain registered shares of Class A common stock of the Company. However, the holders may be able to sell their underlying shares of Class A Common Stock pursuant to Rule 144 and/or 144(k) of the Securities Act of 1933.

      On December 23, 1997, the Company filed with the Securities and Exchange Commission a Form S-3 Registration Statement in accordance with the Securities Act of 1933 for the purpose of registering all of the Company's Class A common stock which will be offered for sale or resale (not eligible under Rule 144) and all other shares issuable upon exercise or conversion of certain options, warrants, convertible debt and the conversion of the Preferred Stock. Amendments to the Form S-3 Registration have been filed subsequently on both January 14, 1998 and May 14, 1998; however, the registration has not yet been declared effective. The Company is considering withdrawing the Registration Statement as the securities which are the subject of Registration may now be exempted under Rule 144 and/or 144(k) of the Securities Act of 1933.

                                                                          IMTECH
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1998
================================================================================

12% CONVERTIBLE PREFERRED STOCK (Continued)

      Additionally, as a result of a change in the Rule 144 and 144(k) exemption regulations, the preferred stockholders may qualify for the exemption under Rule 144 depending upon each preferred shareholder's qualification status with respect to an exemption under either of these rules. One of the 23 preferred stockholders qualified for the exemption under Rule 144(k) and on March 15, 1998, that holder elected to convert his shares of preferred stock.

      On October 6, 1998, the Company transmitted to all of the preferred stock holders ("preferred holders") a proposed Stand Still Agreement (the "Stand Still") which calls for the preferred holders to agree not to convert their preferred shares at the current time. For agreeing to the Stand Still, the preferred holders will continue to accrue dividends at a rate of 12% for an additional eighteen (18) months through March 15, 2000. The dividends will be paid quarterly in shares of the Company's Class A Common stock. In addition, preferred holders who agree to the Stand Still will also receive from the Company the number of Class A Common Stock Options (the "options") equal to one half (1/2) of the amount of preferred shares owned. The options will have an exercise price of $2.00 and will be exercisable for a period of five (5) years.

COMMITMENTS AND CONTINGENCIES

EMPLOYEE BENEFIT PLANS

      The Company sponsors a 401(k) plan covering all eligible employees (personnel with twelve consecutive months of service). Employer contributions to the plan are based on the discretion of management. Employees can elect to contribute up to a maximum of 15% of their salaries to the plan. Since its inception, IMTECH has not made any contributions to the plan.

REGISTRATION RIGHTS

      The Company has granted, without cost, demand and "piggyback" registration rights with respect to the Company's Class A common stock underlying certain warrants, options, notes and preferred stock (collectively known as "convertible securities") issued or issuable to certain holders of convertible securities of the Company.

EMPLOYMENT AGREEMENTS

      The Company employs the services of Mr. Matti Kon as the Company's Chief Executive Officer under an employment agreement which provides for a base annual salary of $250,000 plus an incentive bonus equal to 20% of operating income, up to a maximum of $500,000. The agreement had an initial one year term and awarded Mr. Kon 500,000 options to purchase 500,000 shares of IMTECH's Class A common stock at an exercise price of $1.18 per share as a signing bonus. The options vested after one year of service and expire in December 2002. The agreement further provides that Mr. Kon has the right to devote his time and attention to his other business interests. In January 1998, the Board of Directors renewed Mr. Kon's contract for an additional five year period through November 2002. Consequently, Mr. Kon was awarded an additional 500,000 options to purchase 500,000 shares of the Company's Class A Common stock at $1.18 per share. The additional 500,000 options vest after the completion of Mr. Kon's second year of service and are exercisable until November 2002.

                                                                          IMTECH
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1998
================================================================================

COMMITMENTS AND CONTINGENCIES (Continued)

EMPLOYMENT AGREEMENTS (Continued)

      The Company has entered into an employment agreement with Mr. Joseph Gitto, its President and Chief Financial Officer. The agreement, as amended in July 1997, expires in November 2002 and provides for an annual base salary of $180,000. In addition, Mr. Gitto is entitled to an incentive bonus equal to 15% of operating income, up to a maximum of $150,000. At the time of the original agreement, Mr. Gitto was awarded 600,000 options to purchase 600,000 shares of the IMTECH's Class A Common stock at exercise prices ranging from $1.25 to $1.88 per share. The options vest over a three year period and expire in November 2002.

      In connection with the purchase of Skillcraft, IMTECH entered into employment agreements with two key employees; Mr. Harold Russell ("Mr. Russell"), former principal and President of Skillcraft, who will remain active as the President of the Skillcraft Division of SKILLTECH, and Mr. Jeffrey Craugh ("Mr. Craugh"), Senior Vice President of Sales with the Skillcraft Division. Mr. Russell's contract extends for a term of forty-three (43) months through January 2002 and grants him an annual base salary of $250,000. In addition, Mr. Russell was granted 100,000 options to purchase 100,000 shares of the Company's Class A Common stock at an exercise price of $.9625 per share. The options are exercisable over a forty-three month period and expire on July 23, 2001. Mr. Craugh's employment agreement extends for a period of forty-three months through January 2002. As base compensation under his contract, Mr. Craugh is entitled to receive commissions on the Company's net sales equal to 8% of the first $1,000,000 and 10% of all net sales in excess of $1,000,000. In addition, Mr. Craugh was awarded 300,000 options to purchase 300,000 shares of the Company's Class A Common stock at an exercise price of $.9625 per share. The options are exercisable over a forty-three month period and expire on July 23, 2001.

      The Company has also entered in employment agreements with other individuals considered to be key employees of the Skillcraft Division. The contracts extend for three years and awarded the individuals an aggregate of 80,000 options to purchase 80,000 shares of the Company's Class A Common stock at an exercise price of $.8325 per share. The options vest over a three year period and expire in September 2001.

OTHER

      In November 1995, the Company entered into a three year service agreement with Corporate Relations Group, Inc. ("CRG"), whereby CRG was to provide IMTECH with promotional and brokerage communication services related to the marketing of the Company's stock. As consideration for its services, IMTECH was to pay CRG the sum of $300,000 or 171,000 shares of the Company's free trading Class A common stock plus 500,000 options to purchase 500,000 shares of Class A common stock at exercise prices ranging from $1.75 to $3.06 per share for a period of five years. The Company elected to pay CRG by issuing 171,000 shares of Class A common stock. The Company made an initial payment to CRG of 92,250 shares of freely traded Class A common stock which IMTECH borrowed from a number of shareholders. The Company repaid the shareholders by making cash interest payments at a rate of 10% per annum, in addition to making cash payments for the borrowed shares. The balance of the 78,750 shares was not remitted to CRG. CRG asserted a claim for the balance of the shares. The Company has disputed the claim based upon the position that CRG did not perform under the provisions of the service contract. The Company is considering instituting legal action to recover the shares of stock and to seek punitive damages from CRG.

                                                                          IMTECH
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1998
================================================================================

COMMITMENTS AND CONTINGENCIES (Continued)

OTHER (Continued)

      In August 1998, IMTECH entered into a one year service agreement with a company known as Barry Kaplan Associates ("BKA"). According to the terms of the agreement, BKA is to provide IMTECH with financial public relations services related to promoting the Company and its stock. As consideration for their services under the agreement, BKA will receive a monthly fee of $5,000, plus pre-approved out-of-pocket expenses. In addition, BKA was granted 110,000 options to purchase 110,000 shares of the Company's Class A Common stock at an exercise price of $1.25 per share for a period of two years commencing September 1, 1998.

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

SUBSEQUENT EVENTS

      On November 10, 1998, IMTECH acquired all of the issued and outstanding common stock of Research Distribution Services, Inc. ("RDS") from its principal owner, Mr. Matti Kon (who is also the Chief Executive Officer of IMTECH), for a purchase price of $1,060,000. RDS is a New York based provider of intelligent fulfillment and distribution services to the research report production industry. IMTECH paid $60,000 at closing and issued a promissory note to the seller of RDS in the amount of $1,000,000, payable in forty (40) equal monthly installments of $25,000 which includes interest imputed at a rate of 10.5% commencing in December 1998 and continuing through March 2002. The business combination will be accounted for under the Purchase Method of accounting as promulgated by Accounting Principles Bulletin Opinion No. 16 "Business Combinations". RDS will operate as a separate division along with IMTECH and Skillcraft under the organization known as SKILLTECH.

      On November 12, 1998, the Company filed an action in the New York State Supreme Court (of New York County) against Mr. Harold Russell ("Mr. Russell"), the former principal owner of Skillcraft. The action is for damages suffered by the Company as a result of fraud and intentional misrepresentation with respect to the Stock Purchase Agreement dated July 24, 1998, wherein IMTECH purchased all of the issued and outstanding common stock of Skillcraft. The Company has claimed compensatory and punitive damages in the sum of $12,500,000 and $10,000,000, respectively. An additional claim for recission and damages has also been asserted against Mr. Russell. As a result of the information discovered which led to the claim made against Mr. Russell, the Company terminated his employment agreement.

                                                                          IMTECH
================================================================================

                 Information Management Technologies Corporation
                          Notes to Financial Statements

                               September 30, 1998
================================================================================

SUBSEQUENT EVENTS (Contnued)

      Mr. Russell has filed an action in the New York State Supreme Court which has not, as yet, been served upon the Company, claiming the aggregate sum of approximately $3,750,000, in addition to interest and attorney's fees, alleging that the Company has not made payments pursuant to the installment promissory note issued to Mr. Russell as a result of the purchase of Skillcraft by IMTECH. At the time the Company is served with legal process, the Company will vigorously contest the claims.

                                                                          IMTECH
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
            CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF RESULTS OF OPERATIONS

      The following schedule sets forth the percentage relationship of significant items of the Company's results of operations to revenues:

                                          --------------------------------------------
                                          For the Three Months     For the Six Months
                                          Ended September 30,      Ended September 30,
                                          --------------------------------------------
                                            1998        1997       1998           1997
      --------------------------------------------------------------------------------
      Revenues                              100%        100%       100%           100%

      Cost of sales                          67          76         65             75
      --------------------------------------------------------------------------------

      Gross profit                           33          24         35             25

      Operating expenses                     32          48         34             33
      --------------------------------------------------------------------------------

      Income (loss) from operations           1        (24)          1            (8)

      Other expenses:
        Interest expense, net                 5           3          3              2

        Interest amortization of beneficial
          conversion feature attached
          to 12% convertible secured
          promissory notes                    -           8          -              9

        Gain from the sale of INSCI
          Corp. stock                         -         (3)          -            (1)
      --------------------------------------------------------------------------------

      Net loss                              (4)        (32)        (2)           (18)

      Preferred stock dividends               1           3          2              3
      --------------------------------------------------------------------------------

      Net loss applicable to common
      stockholders                          (5)        (35)%       (4)%          (21)%
      ================================================================================

                                                                          IMTECH
================================================================================

--------------------------------------------------------------------------------
ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

THREE MONTHS ENDED 9/30/98 AS COMPARED TO THE THREE MONTHS ENDED 9/30/97

      During the three months ended September 30, 1998, the Company generated consolidated revenues of approximately $4,404,000, of which IMTECH reported approximately $2,503,000 (57% of consolidated revenues) and Skillcraft (IMTECH's wholly-owned subsidiary) reported approximately $1,901,000, which represents 43% of consolidated revenues. Revenues in total for the three months ended September 30, 1998 increased by approximately $2,307,000 (or by 110%) as compared to total revenues reported for the same period last fiscal year of approximately $2,097,000. The inclusion of Skillcraft's printing facility operations, as of July 24, 1998, attributed $1,901,000 (or 82%) to the increase while IMTECH's Regional Service Center ("RSC") Division accounted for $536,000 (or 23%) of the increase. IMTECH's RSC Division accounted for approximately $2,362,000 (or 54%) of total revenues reported for the three months ended September 30, 1998; an increase of 29% from revenues of approximately $1,826,000 (87% of 1997 revenues) reported by the RSC Division for the three months ended September 30, 1997.

      The net increase in revenues generated by both Skillcraft and the RSC Division were offset by decreases in revenues from the Litigation Duplication ("LIT DUP") Division of $60,000 (or 2%) and the Facilities Management ("FACM") Division of $70,000 (or 3%). The LIT DUP Division was shut down by management last year as it continued to eliminate ancillary production services that required the expenditure of both resources and capital which it believed could be deployed more efficiently in the Company's core business. The Company's FACM Division generated revenues approximately $140,000 (3% of total revenues) for the three months ended September 30, 1998; a decrease of $70,000 (or 33%) when compared to revenues reported for the same period last fiscal year of approximately $210,000 (10% of total 1997 revenues). The decrease in FACM Division revenues is a result of management's decision not to renew certain FACM contracts as a result of competitive pricing which reduced operating margins below management's requirements.

      The Company's consolidated cost of sales for the three months ended September 30, 1998 increased approximately $1,372,000 (or 86%) to 2,966,000 (which represents 67% of total revenues) from cost of sales of $1,594,000 (which represented 76% of total 1997 revenues) reported for the three months ended September 30, 1997. The cost of sales incurred by IMTECH's wholly-owned subsidiary, Skillcraft, of approximately $1,403,000 attributed to the net increase in total cost of sales. The net increase in cost of sales contributed by Skillcraft was offset by a decrease in the cost of sales of IMTECH reported for the three months ended September 30, 1998 of approximately $31,000 (or 2%) from the cost of sales reported for the three months ended September 30, 1997. The decrease in the cost of sales reported by IMTECH is primarily attributable to cost savings realized from the reduction of IMTECH's labor force and related costs when compared to the same period during last fiscal year.

      The Company incurred consolidated operating expenses of approximately $1,408,000 (which represents 32% of total revenues) for the three months ended September 30, 1998; an increase of $414,000 (or 42%) from operating expenses of approximately $994,000 (47% of 1997 revenues) reported for the three months ended September 30, 1997. Skillcraft contributed approximately $354,000 of operating expenses to the increase.

                                                                          IMTECH
================================================================================

--------------------------------------------------------------------------------
ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

THREE MONTHS ENDED 9/30/98 AS COMPARED TO THE THREE MONTHS ENDED 9/30/97 (Continued)

      IMTECH's operating expenses increased $60,000 (or 6%) to $1,054,000 from operating expenses of approximately $994,000 reported for the same period during last fiscal year. The increase in IMTECH's operating expenses is mainly attributable to a charge to the expense for the three months ended September 30, 1998 of approximately $69,000 for the amortization of goodwill which resulted from the excess of the purchase price of Skillcraft over the net assets acquired.

      Consolidated interest expense reported for the three months ended September 30, 1998 amounted to approximately $194,000 (5% of total September 1998 revenues). In total, interest expense increased $140,000 during the three months ended September 30, 1998 as compared to interest expense of approximately $54,000 (3% of 1997 revenues) reported for the same period during last fiscal year. Interest expense incurred by Skillcraft of approximately $16,000 contributed in part to the increase. However, IMTECH's interest expense increased $124,000 to approximately $178,000 from 1997 to 1998. The increase in interest expense for the combined entity was attributable in part to the interest costs incurred as a result of borrowings under a credit arrangement with MTB Bank which commenced in November 1997 for IMTECH, and later included Skillcraft in August of 1998. In addition, IMTECH incurred interest expense of $88,000 for the three months ended September 30, 1998 which accrued on the 12% subordinated convertible debentures issued in connection with a July 1998 private placement.

      During the three months ended September 30, 1997, IMTECH exchanged shares of stock in INSCI Corp., its former wholly-owned subsidiary, for the repayment of certain debt. As a result of the transaction, IMTECH recognized a gain from the exchange of approximately $59,000 (which represented 3% of 1997 revenues).

      To comply with the Securities and Exchange Commission position announced in March 1997 regarding the accounting for the beneficial conversion feature attached to certain convertible debt instruments, IMTECH recorded an interest charge of approximately $178,000 (8% of total 1997 revenues) for the three months ended September 30, 1997.

                                                                          IMTECH
================================================================================

--------------------------------------------------------------------------------
ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

SIX MONTHS ENDED 9/30/98 AS COMPARED TO THE SIX MONTHS ENDED 9/30/97

      For the six months ended September 30, 1998, the Company generated consolidated revenues of approximately $7,159,000 of which IMTECH reported approximately $5,258,000 (73% of consolidated revenues) and Skillcraft reported approximately $1,901,000, which represents 27% of consolidated revenues. Revenues in total for the six months ended September 30, 1998 increased by approximately $2,497,000 (or by 54%) as compared to total revenues reported for the same period last fiscal year of approximately $4,662,000. The inclusion of Skillcraft's printing operations, since July 24, 1998, attributed approximately $1,901,000 (or 76%) to the increase while IMTECH's Regional Service Center ("RSC") Division accounted for $881,000 (or 35%) of the increase. IMTECH's RSC Division accounted for approximately $4,958,000 (or 69%) of total revenues reported for the six months ended September 30, 1998; an increase of 22% from revenues of approximately $4,078,000 (87% of 1997 revenues) reported by the RSC Division for the six months ended September 30, 1997.

      The Company's consolidated cost of sales for the six months ended September 30, 1998 increased approximately $1,151,000 (or 33%) to 4,663,000 (which represents 65% of total revenues) from cost of sales of $3,512,000 (which represented 75% of total 1997 revenues) reported for the six months ended September 30, 1997. The cost of sales incurred by IMTECH's wholly-owned subsidiary, Skillcraft, of approximately $1,403,000 attributed to the net increase in total cost of sales. The net increase in cost of sales contributed by Skillcraft was offset by a decrease in the cost of sales of IMTECH reported for the six months ended September 30, 1998 of approximately $252,000 (or 7%) from the cost of sales reported for the six months ended September 30, 1997 of $3,512,000. The decrease in the cost of sales reported by IMTECH is primarily attributable to cost savings realized from the reduction of IMTECH's labor force and related costs when compared to the same period during last fiscal year.

      Consolidated operating expenses incurred for the six months ended September 30, 1998 amounted to approximately $2,399,000 (which represents 34% of total revenues); an increase of $896,000 (or 60%) from operating expenses of approximately $1,503,000 (32% of 1997 revenues) reported for the six months ended September 30, 1997. Skillcraft contributed approximately $354,000 of operating expenses to the increase. The majority of the increase in IMTECH's operating expenses from 1997 to 1998 is the result of a significant investments by management in technology and human resources, and an extensive marketing campaign. The changing environment of the financial research printing industry required that IMTECH take measures to improve its infrastructure, introduce cutting edge technology into its production capabilities and create an awareness that IMTECH has the ability to stay competitive and establish a platform for future growth as dictated by the industry. During the six months ended September 30, 1998, IMTECH incurred a charge to the operating expenses of approximately $69,000 for the amortization of goodwill which resulted from the excess of the purchase price of Skillcraft over the net assets acquired.

      Consolidated interest expense reported for the six months ended September 30, 1998 amounted to approximately $254,000 (3% of total September 1998 revenues). In total, interest expense increased $165,000 during the six months ended September 30, 1998 as compared to interest expense of approximately $89,000 (2% of 1997 revenues) reported for the same period during last fiscal year. Interest expense incurred by Skillcraft of approximately $16,000 contributed in part to the increase. However, IMTECH's interest expense increased $149,000 to approximately $238,000 from 1997 to 1998. The increase in interest expense for the combined entity was attributable to the interest costs incurred as a result of borrowings under a credit arrangement with MTB Bank which commenced in November 1997 for IMTECH, and later included Skillcraft in August of 1998. In addition, IMTECH incurred interest expense of $88,000 for the six months ended September 30, 1998 which accrued on the 12% subordinated convertible debentures issued in connection with a July 1998 private placement.

                                                                          IMTECH
================================================================================

--------------------------------------------------------------------------------
ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

SIX MONTHS ENDED 9/30/98 AS COMPARED TO THE SIX MONTHS ENDED 9/30/97 (Continued)

      During the six months ended September 30, 1997, IMTECH exchanged shares of stock in INSCI Corp., its former wholly-owned subsidiary, for the repayment of certain debt. As a result of the transaction, IMTECH recognized a gain from the exchange of approximately $59,000 (which represented 1% of 1997 revenues).

      To comply with the Securities and Exchange Commission position announced in March 1997 regarding the accounting for the beneficial conversion feature attached to certain convertible debt instruments, IMTECH recorded an interest charge of approximately $444,000 (9% of total 1997 revenues) for the six months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The schedule below sets forth the Company's cash flow activities for the six months ended September 30, 1998 and 1997:

                                               --------------------------
                                               For the Six Months Ended
                                                    September 30,
                                               --------------------------
                                                   1998        1997

         ----------------------------------------------------------------

         Operating activities                   $  (389,000)  $  110,800

         Investing activities                    (4,760,200)    (321,500)

         Financing activities                     5,242,200     (292,200)
         ----------------------------------------------------------------

         Decrease in cash and cash equivalents  $    93,000   $ (502,900)
         ================================================================

                                   OPERATIONS

      During the six months ended September 30, 1998, the Company generated income from operations before depreciation and amortization of approximately $550,000.

                              INVESTING ACTIVITIES

      Net cash used as a result of investing activities amounted to approximately $4,760,000 for the six months ended September 30, 1998, and is primarily attributable to cash used for capital expenditures of approximately $408,000 and a payment of approximately $4,772,000 for the purchase of Skillcraft, net of $419,000 of cash acquired in the acquisition.

                                                                          IMTECH
================================================================================

--------------------------------------------------------------------------------
ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

                              FINANCING ACTIVITIES

      During the six months ended September 30, 1998, the Company generated net cash from financing activities of approximately $5,242,000, which was a direct result of the following:

* The Company borrowing net proceeds of approximately $263,000 from MTB Bank under its current credit arrangement;
* The utilization of a bank overdraft of approximately $105,000; * The receipt of proceeds totaling $4,000,000 from the issuance of 12% convertible secured debentures issued in connection with a July 1998 private placement;
* The receipt of proceeds of $1,300,000 from GE Capital Corporation in the form of a term loan;
* Cash in the aggregate of approximately $425,000 was used to repay capital lease obligations of approximately $208,000 and other long-term debt obligations of approximately $217,000.

                                CAPITAL RESOURCES

      As of September 30, 1998, the Company had a working capital deficiency of approximately $422,000.

      In November 1997, IMTECH entered into a secured credit arrangement with MTB Bank (the "Bank"). Under the credit arrangement, IMTECH is allowed to borrow up to 80% of eligible accounts receivable and 35% of eligible paper inventory (up to a maximum of $50,000), both of which in the aggregate cannot exceed a total of $1,500,000 (including $250,000 in outstanding letters of credit) at any one time.

      The Company filed a form S-3 Registration Statement in accordance with the Securities Act of 1933 on December 23, 1997 (amended on January 14, 1998 and May 14, 1998). The statement covers the subsequent resale or offer for sale of all of the Company's outstanding Class A Common stock (not eligible under Rule 144) and all other shares issuable upon exercise or conversion of certain options, warrants, convertible debt and preferred stock. Upon exercise of any options or warrants covered in the registration, the Company will receive proceeds to be used for working capital purposes. The Company is considering withdrawing the Registration Statement as the securities which are the subject of Registration may be exempted under Rule 144 and/or 144(k) of the Securities Act of 1933.

      IMTECH's management is constantly focused on investing its capital and human resources in the its production infrastructure by introducing cutting edge technology in conjunction with investments in state-of-the-art production equipment. These efforts are designed to stream line the IMTECH operations and enable it to service its clients economically and more efficiently, as well as, to broaden the scope of services it offers. In addition, IMTECH has embarked on an extensive marketing campaign to create an awareness in the financial research community. However, the changing environment of the financial research printing industry requires that IMTECH take certain measures to ensure its ability to stay competitive and continue to build a business platform for future growth. Over the past several months, IMTECH has been witness to the merger of many of its clients. These mergers have created a perception in the financial research printing industry that a larger printer is a needed to meet the resulting printing demand. The creation of these larger combined entities, along with the emergence of the presence of European banks in the U.S. brokerage industry, has created a need to establish a global presence to remain competitive.

                                                                          IMTECH
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
            CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (Continued)

                          CAPITAL RESOURCES (Continued)

      In response to these evolving market conditions, on July 24, 1998, IMTECH acquired all of the issued and outstanding common stock of KRL Litho, Inc., d/b/a The Skillcraft Group ("Skillcraft") for a price of $9,000,000. Skillcraft provides graphic communications services including financial research report printing, commercial printing, graphics arts design and various fulfillment services to financial and commercial organizations located primarily in the New York Metropolitan area. In addition, on November 10, 1998, IMTECH acquired all of the issued and outstanding common stock of Research Distribution Services, Inc. ("RDS") for a purchase price of $1,060,000. RDS is a New York based provider of intelligent fulfillment and distribution services to the research report production industry. The acquisitions of both Skillcraft and RDS provide a business platform capable of protecting IMTECH against declines of market share in the printing industry, and establishes a basis for continued future growth. IMTECH , Skillcraft and RDS (collectively known as the "Company") will operate as separate divisions under a new consolidated entity known as Skilltech Global Graphics and Communications, Inc. ("SKILLTECH"). By creating a new organization that can provide complete financial research and commercial printing services, the Company is now more competitive in its existing markets and has expanded its production capabilities to create new products and market opportunities. In addition, Skillcraft's affiliation with a London based printer will assist the Company in establishing a global presence.

      IMTECH paid $5,000,000 at closing and issued promissory notes to the sellers of Skillcraft in the aggregate amount of $4,000,000 payable in forty
(40) equal monthly installments of $100,000, commencing in October 1998. The funds for the $5,000,000 down payment were raised through a private placement completed by IMTECH whereby it issued 12% subordinated convertible debentures (the "Debentures") for the aggregate amount of $4,000,000, and executing a secured promissory note for proceeds of $1,300,000 borrowed from General Electric Capital Corporation ("GE"). For the net assets of RDS, IMTECH paid $60,000 at closing and issued a promissory note to the seller of RDS in the amount of $1,000,000, payable in forty (40) equal monthly installments of $25,000 commencing in December 1998. Excess funds raised over the minimum down payments required at the closing of the acquisitions were used for the immediate working capital requirements of the combined entity.

      The Company is continuing to identify and pursue additional potential acquisition candidates to respond to the changing environment of the financial research printing industry. Industry mergers have created a perception in the financial research printing industry that larger printers are needed to meet the resulting printing demands. The creation of the combined larger entities coupled with the price cutting by competitors to garner more market share has contributed toward IMTECH's past operating difficulties. Therefore, management believes that the creation of SKILLTECH and its current plan to perform additional key acquisitions, such as RDS, will help the Company survive the changing market conditions, respond to the client mergers and remain competitive within the industry.

      In August 1998, and as a result of the acquisition of Skillcraft by IMTECH, MTB Bank amended its credit arrangement with the Company to include the eligible receivables of Skillcraft and increase the maximum borrowing line by $1,000,000 to $2,500,000.

                                                                          IMTECH
================================================================================

--------------------------------------------------------------------------------
ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS

      During the six months ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

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

                                                                          IMTECH
================================================================================

                                     PART II
                                OTHER INFORMATION

--------------------------------------------------------------------------------
ITEM  1.    LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

      In November 1995, IMTECH entered into a three year service agreement with Corporate Relations Group, Inc. ("CRG"), whereby CRG was to provide IMTECH with promotional and brokerage communication services. As consideration for its services, IMTECH was to pay CRG the sum of $300,000 or 171,000 shares of its free trading Class A Common Stock plus 500,000 options to purchase 500,000 shares of its Class A Common Stock at exercise prices ranging from $1.75 to $3.06 per share for a period of five years. IMTECH elected to pay CRG by issuing 171,000 shares of Class A Common Stock. Initially, IMTECH delivered to CRG 92,250 shares of the freely traded Class A Common Stock which it borrowed from a number of shareholders. IMTECH repaid the shareholders by making cash interest payments at a rate of 10% per annum, in addition to making cash payments for the borrowed shares. The balance of the 78,750 shares were not remitted to CRG. CRG has asserted a claim for the balance of the shares. IMTECH has disputed the claim based upon the position that CRG did not perform under the provisions of the service contract. IMTECH is currently considering instituting legal action to recover the stock and to seek punitive damages from CRG.

      The Company has been advised by the NASDAQ Stock Market, Inc. ("NASDAQSM") that the Company no longer meets the current NASDAQSM listing requirements for continued listing on the NASDAQSM SmallCap Stock Market. Continued inclusion on the NASDAQSM SmallCap Stock Market generally requires that (i) the Company maintains at least $2,000,000 in tangible net assets; or (ii) $35,000,000 in market capitalization; or (iii) net income of at least $500,000 in two of the three prior years. Additionally, the Company must maintain at least 500,000 shares in the public float valued at $1,000,000 or more, a minimum common stock bid price of $1.00, at least two active market makers, and at least 300 shareholders of its stock. If the Company is unable to satisfy NASDAQSM's maintenance requirements, its securities may be de-listed from the NASDAQ Stock Market. In such an event, trading, if any, in the Company's common stock would thereafter be conducted in the over-the-counter market on the so-called "pink sheets" or the NASD's "Electronic Bulletin Board". Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysis and the news media's coverage of the Company and lower prices for the Company's securities than might otherwise be attained. The Company has filed an appeal of the NASDAQ decision to delist the Company's Class A Common Stock. The Appeal is presently pending before the NASDAQ Listing qualifications panel.

                                                                          IMTECH
================================================================================

--------------------------------------------------------------------------------
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

[a]   Exhibits

      1) Financial Data Schedule as of and for the six months ended September 30, 1998.

[b]   Reports on Form 8-K

      During the period between April 1, 1998 and November 16, 1998, the Company filed with the Commission reports on Form 8-K as follows:

      1) A report on Form 8-K/A, dated June 18 , 1998, was filed with the Commission supplementing the Form 8-K, dated March 20, 1997 reporting the terms of the 12% Secured Convertible Promissory Notes issued by the Company.

      2) A report on Form 8-K, dated July 24 , 1998, was filed with the Commission reporting the acquisition by IMTECH of all of the issued and outstanding common stock of KRL Litho, Inc. (d/b/a The Skillcraft Group).

      3) A report on Form 8-K, dated July 24 , 1998, was filed with the Commission reporting the completion of outside financing in the form of $4,000,000 of 12% convertible debentures and a $1,300,000 equipment financing arrangement with GE Capital.

      4) A report of Form 8-K, dated August 13, 1998, was filed with the Commission reporting an amendment to the Company's credit facility with MTB Bank.

      5) A report on Form 8-K/A, dated September 30, 1998, was filed with the Commission supplementing the Form 8-K, dated July 24, 1998 reporting the acquisition by IMTECH of all of the issued and outstanding common stock of KRL Litho, Inc.

                                                                          IMTECH
================================================================================

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INFORMATION MANAGEMENT TECHNOLOGIES
                                         CORPORATION


                                       By: /s/ JOSEPH A. GITTO JR.,
                                           -------------------------------------

                                           Joseph A. Gitto Jr.,
                                           Chief Financial Officer


\                                       By: /s/ MATTI KON
                                           -------------------------------------

                                           Matti Kon,
                                           Chief Executive Officer


Dated: New York, New York
       November 16, 1998