Form 10-Q
period 1998-12-31
INFORMATION MANAGEMENT TECHNOLOGIES CORP
filed 1999-02-12
CIK 824578

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934:
                         FOR THE QUARTERLY PERIOD ENDED
                                DECEMBER 31, 1998
--------------------------------------------------------------------------------
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934: FOR
                 TRANSITION PERIOD FROM __________ TO __________


                         COMMISSION FILE NUMBER: 0-16753

--------------------------------------------------------------------------------
                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)
--------------------------------------------------------------------------------


------------------------------------    ----------------------------------------
                 DELAWARE                                58-1722085
------------------------------------    ----------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)
------------------------------------    ----------------------------------------


--------------------------------------------------------------------------------
130 CEDAR STREET, FOURTH FLOOR, NEW YORK, NY                   10006
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                 (212) 306-6100
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)
--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At February 16, 1999, the Registrant had outstanding 8,439,363 shares of Class A common stock.

                                                                          IMTECH
================================================================================

                                      INDEX

                                                                           PAGE
----------------------- --------------------------------------------------------
PART  I                 FINANCIAL INFORMATION
----------------------- --------------------------------------------------------

           ITEM  1      Financial Statements                                   1

           ITEM  2      Management's Discussion and Analysis of               17
                        Financial Condition and Results of Operations


----------------------- --------------------------------------------------------
PART  II                OTHER INFORMATION
----------------------- --------------------------------------------------------

           ITEM  1      Legal Proceedings                                     26

           ITEM  6      Exhibits and Reports on Form 8-K                      28

                                Signatures                                    29

                                                                          IMTECH
================================================================================


                                     PART I
                              FINANCIAL INFORMATION


--------------------------------------------------------------------------------
ITEM  1. INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                     -----------
                                                                        PAGE
                                                                     -----------

         Balance Sheets as of December 31, 1998 and March 31, 1998             2

         Statements of Operations for the Three Months
               and Nine Months Ended December 31, 1998 and 1997                4

         Statements of Cash Flows for the Nine Months
               Ended December 31, 1998 and 1997                                5

         Notes to Financial Statements                                         7

                INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                                 BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1998


                                     ASSETS



                                                     December 31,          March 31,
                                                         1998                 1998
                                                   -----------------   --------------
                                                      (Unaudited)
Current assets:
     Cash and cash equivalents                            $       254  $     --
     Cash - restricted                                        191,341     126,068
     Accounts receivable, net of allowance for
        doubtful accounts of $19,100 at December
        31, 1998 and $99,200 at March 31, 1998              4,475,581   1,302,212
     Inventory                                                885,209     230,144
     Due from related parties                                    --        73,875
     Prepaid expenses and other current assets                394,548     231,615
                                                          -----------   ---------
            Total current assets                            5,946,933   1,963,914
                                                          -----------   ---------

Property and equipment - at cost:
     Production equipment                                   5,476,588   3,314,525
     Computer software applications                           837,329     439,676
     Furniture and fixtures                                   485,155     359,490
     Leasehold improvements                                   771,278     679,975
     Computer equipment                                       896,684     713,871
                                                          -----------   ---------
                                                            8,467,034   5,507,537
     Less:  Accumulated depreciation and amortization       4,369,629   2,395,999
                                                          -----------   ---------
               Net property and equipment                   4,097,405   3,111,538
                                                          -----------   ---------

Other assets:
     Cash - restricted                                        252,691     378,202
     Investment in INSCI Corp.                                599,544     436,032
     Goodwill, net of accumulated amortization              7,140,745       --
     Deposits and other                                       511,661     356,689
                                                          -----------   ---------
            Total other assets                              8,504,641   1,170,923
                                                          -----------   ---------
                                                          $18,548,979  $6,246,375
                                                          ===========  ==========



   The accompanying notes are an integral part of these financial statements.

                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                                 BALANCE SHEETS
                                  (CONCLUDED)
                      DECEMBER 31, 1998 AND MARCH 31, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              December 31,           March 31,
                                                                  1998                 1998
                                                            -----------------    -----------------
                                                               (Unaudited)
Current liabilities:
     Cash overdraft                                              $    484,093    $     90,417
     Loan payable - bank                                            1,598,419            --
     Current maturities of long-term debt                           1,681,129         266,925
     Current maturities of long-term capital lease obligations        301,183         363,795
     Accounts payable                                               2,993,617       1,606,549
     Accrued salaries                                                 192,664         138,865
     Accrued expenses and other current liabilities                 1,107,898         583,586
                                                                 ------------    ------------
            Total current liabilities                               8,359,003       3,050,137
                                                                 ------------    ------------

Loan payable - bank                                                    --             925,975

Long-term debt, less current maturities                             4,352,567          21,607

Capital lease obligations, less current maturities                    400,556         614,354

Deferred rent                                                         342,109         365,351

12% convertible secured promissory notes                              956,800         884,800

12% subordinated mandatory convertible debentures                   4,000,000            --

Commitments and contingencies

Stockholders' equity:
     12% convertible preferred stock:
        Authorized - 3,000,000 shares at $1.00 par value;
        1,507,798 and 2,660,733 shares issued and
        outstanding at December 31, 1998 and March
        31, 1998, respectively ($1,507,798 and $2,660,733
        of aggregate liquidation value as of December 31,
        1998 and March 31, 1998, respectively)                      1,507,798       2,660,733
     Class "A" common stock:
        Authorized - 100,000,000 shares at $.04 par value;
        8,439,363 and 5,789,846 shares issued and outstanding
        at December 31, 1998 and March 31, 1998, respectively         337,575         231,594
     Additional paid-in capital                                    33,214,421      32,040,227
     Accumulated other comprehensive income                           594,343         430,831
     Accumulated deficit                                          (35,516,193)    (34,979,234)
                                                                 ------------    ------------
            Total stockholders' equity                                137,944         384,151
                                                                 ------------    ------------

                                                                 $ 18,548,979    $  6,246,375
                                                                 ============    ============




   The accompanying notes are an itnegral part of these financial statements.

                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                     For the Three Months Ended      For the Nine Months Ended
                                                           December 31,                    December 31,
                                                  ------------------------------ ----------------------------------
                                                      1998            1997           1998             1997
                                                      ----            ----           ----             ----


Revenues                                         $  6,111,801    $  2,553,116    $ 13,270,823    $  7,215,462

Cost of sales
                                                    4,564,725       1,569,357       9,227,633       5,281,416
                                                 ------------    ------------    ------------    ------------
Gross profit                                        1,547,076         983,759       4,043,190       1,934,046

Operating expenses:
     Selling, general and administrative            1,554,524       1,264,859       3,885,043       2,567,707
     Amortization of goodwill                         109,643            --           178,584            --
                                                 ------------    ------------    ------------    ------------
            Total operating expenses                1,664,167       1,264,859       4,063,627       2,567,707
                                                 ------------    ------------    ------------    ------------
Loss from operations                                 (117,091)       (281,100)        (20,437)       (633,661)
Other (income) expenses:
     Interest expense, net                            282,153          88,230         536,243         177,013
     Interest amortization of beneficial
        conversion feature attached to 12%
        convertible secured promissory notes             --              --              --           444,444
     Gain from the sale of INSCI Corp. stock             --          (181,555)           --          (240,785)
                                                 ------------    ------------    ------------    ------------
            Net other (income) expenses               282,153         (93,325)        536,243         380,672
                                                 ------------    ------------    ------------    ------------

Net loss                                             (399,244)       (187,775)       (556,680)     (1,014,333)

Preferred stock dividends                              10,230          64,380         132,990         193,140
                                                 ------------    ------------    ------------    ------------

Net loss applicable to common stockholders       $   (409,474)   $   (252,155)   $   (689,670)   $ (1,207,473)
                                                 ============    ============    ============    ============
Basic and diluted loss per share applicable
     to common stockholders                      $      (0.06)   $      (0.05)   $      (0.10)   $      (0.22)
                                                 ============    ============    ============    ============
Weighted average number of shares
     outstanding                                    7,026,287       5,579,552       7,026,287       5,579,552
                                                 ============    ============    ============    ============
STATEMENT OF COMPREHENSIVE LOSS:
Comprehensive loss:
     Net loss                                    $   (399,244)   $   (187,775)   $   (556,680)   $ (1,014,333)

     Other comprehensive loss: Unrealized gain
     (loss) on INSCI Corp. stock                      218,016         (45,590)        163,512        (747,494)
                                                 ------------    ------------    ------------    ------------
                                                 $   (181,228)   $   (233,365)   $   (393,168)   $ (1,761,827)
                                                 ============    ============    ============    ============



                                       4

   The accompanying notes are an integral part of these financial statements.

                INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                              (UNAUDITED)

                                                                             1998            1997
                                                                             ----            ----

Cash flows from operating activities:
    Net loss                                                             $  (556,680)   $(1,014,333)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                        872,827        383,040
        Amortization of intangible assets                                    205,251           --
        Amortization of consulting fees                                      143,647         57,500
        Non-employee compensation expense from stock options
           granted during the period                                         145,750           --
        Amortization of beneficial conversion feature related to
           convertible debt                                                     --          444,444
        Property-in-kind interest paid on convertible debt                    72,000         61,500
        Gain from the sale of INSCI Corp. stock                                 --         (240,785)
        Provision for doubtful accounts                                      (56,254)        51,183
        Deferred rent                                                        (23,242)       (11,744)
        Changes in assets and liabilities, net of effects from the purchase of KRL Litho, Inc. and RDS Research
           Distribution Services, Inc.:
           Accounts receivable                                              (303,820)      (238,319)
           Inventory                                                        (455,819)      (163,088)
           Prepaid expenses and other current assets                        (217,663)      (160,278)
           Deposits and other assets                                         (81,718)       (37,432)
           Accounts payable                                                  330,873        397,417
           Accrued salaries                                                  (57,565)       (66,053)
           Other accrued expenses and current liabilities                   (552,024)       144,429
           Due from/to related parties                                        71,905         22,354
                                                                         -----------    -----------
               Net cash used in operating activities                        (462,532)      (370,165)
                                                                         -----------    -----------

Cash flows from investing activities:
    Capital expenditures                                                    (688,346)      (510,799)
    Payments for the purchase of KRL Litho, Inc.,  and
        RDS Research Distribution Services, Inc., net of cash acquired    (4,476,255)          --
    Proceeds from the sale of INSCI Corp. stock                                 --          279,932
                                                                         -----------    -----------
               Net cash used in investing activities                      (5,164,601)      (230,867)
                                                                         -----------    -----------

Cash flows from financing activities:
    Financing from cash overdraft                                            393,676           --
    Net borrowings under bank credit facility                                672,444        624,941
    Proceeds from the issuance of long-term debt                           4,000,000         90,000
    Proceeds from long-term debt borrowings                                1,300,000           --
    Repayments of long-term debt                                            (434,073)      (429,430)
    Payments of capital lease obligations                                   (304,660)      (238,036)
                                                                         -----------    -----------
               Net cash provided by financing activities                   5,627,387         47,475
                                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents                             254       (553,557)

Cash and cash equivalents, beginning of year                                    --        1,228,819
                                                                         -----------    -----------

Cash and cash equivalents, end of period                                 $       254    $   675,262
                                                                         ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (CONCLUDED)
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                            1998          1997
                                                            ----          ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


Cash paid during the period for:
     Interest                                               $479,786    $188,361
                                                            ========    ========
     Income taxes                                           $  2,533    $   --
                                                            ========    ========



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
---------------------------------------------------------------------

     DURING THE NINE MONTHS ENDED DECEMBER 31, 1998:
     -----------------------------------------------
     * The Company negotiated with a key vendor to convert $110,763 of trade payables into an interest bearing installment promissory note.
     * The Company issued property-in-kind dividends on its 12% convertible preferred stock in the amount of $132,990.
     * The Company paid property-in-kind interest of $72,000 on the outstanding 12% convertible secured promissory notes.
     *   The Company incurred a capital lease obligation of $28,250.
     * The Company issued 110,000 stock options valued at $145,750 in connection with a one year public relations service contract.
     * The Company purchased all of the capital stock of KRL Litho, Inc. for $8,771,978 by placing a cash down payment of $4,771,978 and issuing two installment promissory notes totaling $4,000,000.
     * The Company purchased all of the capital stock of RDS Research Distributions Services, Inc. for $1,060,000 by placing a cash down payment of $60,000 and issuing an installment promissory note of $1,000,000 for the balance.
     * The Company converted 1,285,925 shares of its 12% convertible preferred stock into 2,649,517 shares of Class A common stock at a 30% discount to the 20-day average trading market price of the Class A common stock prior to the date of conversion.

     DURING THE NINE MONTHS ENDED DECEMBER 31, 1997:
     -----------------------------------------------
     * The Company negotiated with a key vendor to convert $111,692 of trade payables into an interest bearing installment promissory note.
     * The Company exchanged 117,000 shares of INSCI Corp. stock for the repayment of $200,000 of principal plus interest of the 12% convertible secured promissory notes.
     * The Company issued property-in-kind dividends on its 12% convertible preferred stock in the amount of $193,140.
     * The Company paid property-in-kind interest of $61,500 on the outstanding 12% convertible secured promissory notes.
     *   The Company incurred capital lease obligations of $461,000.



   The accompanying notes are an integral part of these financial statements.

                                                                          IMTECH
================================================================================

                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998
================================================================================

THE COMPANY
-----------

1.       OPERATIONS
         ----------

         Information Management Technologies Corporation (referred to as "IMTECH") was incorporated in 1986 in the State of Delaware. IMTECH provides graphic communications to financial institutions such as banks and brokerage firms, as well as to medium and large service organizations within such industries as accounting, law and finance. IMTECH's core business is the production and subsequent distribution of time sensitive printed financial research, financial reports and marketing materials. In addition, IMTECH provides facility management services which include mail room and copy center management. IMTECH's customer base is principally located in New York City and the surrounding metropolitan area, such as New Jersey, Southeast Connecticut and Westchester County. IMTECH also services clients in Pennsylvania, the Midwest, and as a result of strategic alliance with a London based service provider, in Europe as well. The alliance allows IMTECH to offer its clients a smooth process of receiving and managing data for print production.

         On July 24, 1998, IMTECH acquired all of the issued and outstanding common stock of KRL Litho, Inc., d/b/a The Skillcraft Group ("Skillcraft") from its principals for a purchase price of $9,000,000. Skillcraft provides graphic communications services including financial research report printing, commercial printing, graphics arts design and various fulfillment services to financial and commercial organizations located primarily in the New York Metropolitan area. In addition, on November 13, 1998, IMTECH acquired all of the issued and outstanding common stock of RDS Research Distribution Services, Inc. ("RDS") for a purchase price of $1,060,000. RDS provides intelligent fulfillment and distribution services to the research report production industry. The business combination is accounted for under the Purchase Method of accounting as promulgated by Accounting Principles Bulletin Opinion No. 16, "Business Combinations". IMTECH, Skillcraft and RDS (collectively known as the "Company") will operate as separate divisions under a new organization known as Skilltech Global Graphics and Communications, Inc. ("SKILLTECH").

         IMTECH holds a 6% ownership interest in INSCI Corp. ("INSCI") at December 31, 1998. The investment in INSCI is accounted for under the "Securities Available For Sale" method as promulgated by Statement of Financial Accounting Standards ("SFAS") No. 115.


2.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") established for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Management believes however that all of the adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1999. For further information, refer to the financial statements and disclosures thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

         The accompanying unaudited consolidated financial statements as of and for the nine months ended December 31, 1998 include the accounts of IMTECH and its wholly-owned subsidiaries, Skillcraft and RDS. Consequently, all material intercompany accounts and transactions have been eliminated.

                                                                          IMTECH
================================================================================

                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998
================================================================================



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

         The following is a summary of the significant accounting policies that have been applied on a consistent basis in the preparation of the accompanying financial statements:

1.   REVENUE RECOGNITION
     -------------------

     Revenue is recorded when services are performed or upon delivery of the product.


2.   CASH AND CASH EQUIVALENTS
     -------------------------

     The Company considers all highly liquid investments with insignificant interest rate risk and an original maturity of three months or less to be cash equivalents. The cash equivalents are carried at cost which approximates fair value. Cash equivalents includes cash deposited in liquid asset and equity funds with financial institutions.


3.   INVENTORY
     ---------

     Inventory consists primarily of paper, toner and inks, and is stated at the lower of cost (determined by the first-in, first-out method) or market.


4.   PROPERTY AND EQUIPMENT
     ----------------------

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


5.   GOODWILL
     --------

     In connection with the acquisitions of Skillcraft and RDS, IMTECH recorded goodwill as a result of the excess of the purchase price over the net assets acquired. The goodwill is amortized over an estimated life of fifteen (15) years.


6.   DEFERRED FINANCING COSTS
     ------------------------

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

                                                                          IMTECH
================================================================================

                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998
================================================================================



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------------------------------------------------------

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

8.   USE OF ESTIMATES
     ----------------

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

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

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

10.  IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

     In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market is required.

11.  RECLASSIFICATION
     ----------------

     Certain 1997 amounts have been reclassified to conform to the 1998 presentation. Accordingly, preferred stock dividends of $64,380 and $193,140 issued for the three and nine months ended December 31, 1997, respectively, have been reclassified separately on the face of the statement of operations. Such amounts were previously classified as interest expense. The reclassification has no effect on the presentation of the Company's financial position or loss per share applicable to common stockholders for the periods presented.

                                                                          IMTECH
================================================================================

                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998
================================================================================



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------------------------------------------------------

12.  LOSS PER SHARE
     --------------

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


13.  NEW FINANCIAL ACCOUNTING STANDARDS
     ----------------------------------

     During the nine months ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new standards for reporting comprehensive income and its components.



INVESTMENT IN INSCI CORP.
-------------------------

         IMTECH holds a 6% ownership interest (investment) in INSCI, its former majority-owned subsidiary. The investment is accounted for under the "Securities Available For Sale" method as promulgated by SFAS No. 115. As a result, the investment is carried at fair market value.

         At December 31, 1998 and March 31, 1998, the carrying value and estimated fair market value of IMTECH's investment in INSCI is as follows:


                                        ---------------     --------------
                                          December 31,         March 31,
                                              1998               1998
                                        ---------------     --------------

             Shares                             436,032            436,032
                                         ---------------     --------------
             Cost basis               $           5,201  $           5,201
                                         ---------------     --------------
             Market value             $         599,544  $         436,032
                                         ---------------     --------------
             Unrealized gain          $         594,343  $         430,831
                                         ---------------     --------------


         At December 31, 1998 and March 31, 1998, 369,497 and 66,535 shares of INSCI Corp. stock are pledged as collateral against the outstanding 12% convertible secured promissory notes payable and the Company's obligations under its credit arrangement with MTB Bank, respectively.

                                                                          IMTECH
================================================================================

                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998
================================================================================



LOAN PAYABLE - BANK
-------------------

         The Company maintains a secured credit arrangement with MTB Bank (the "Bank") which expires in October 1999. Under the provisions of the credit arrangement, the Company can borrow up to 80% of eligible accounts receivable and 35% of eligible paper inventory (up to a maximum of $50,000), both of which in the aggregate cannot exceed a total of $2,500,000 (including $250,000 in outstanding letters of credit) at any one time. All outstanding obligations under the arrangement bear interest at the bank's prime rate (7.75% at December 31, 1998) plus two percent (2%). At December 31, 1998, the Company was indebted to the Bank for outstanding obligations totaling approximately $1,598,000. In conjunction with the execution of the credit arrangement, the Company entered into a security agreement which grants the Bank a security interest in substantially all of the assets of IMTECH and Skillcraft as collateral for all indebtedness outstanding under the arrangement.

         IMTECH has issued an aggregate of 50,000 warrants to the Bank which entitles MTB to purchase 50,000 shares of IMTECH Class A Common stock at prices ranging from $1.00 to $1.81 per share, exercisable until November 2000.

         The credit arrangement contains a minimum tangible net worth ("net worth") covenant of $2,000,000, which has been waived by the Bank until March 31, 1999.



LONG-TERM DEBT
--------------

         To finance part of the acquisition funding for the purchase of Skillcraft, on July 24, 1998, IMTECH issued 12% subordinated convertible debentures (the "Debentures") in the aggregate amount of $4,000,000. The Debentures are convertible into shares of IMTECH Class A Common Stock and bear interest at a rate of 12% per annum in addition to providing debenture holders 10% of consolidated profits for a period of (5) years commencing from the date of closing of the acquisition. The Debentures will automatically be converted into Class A Common Stock at the end of the five (5) year term unless the Company elects to redeem them for cash. The debenture holders can elect to convert the Debentures into shares of Class A Common stock at any time during the five (5) year term subject to certain conversion provisions, which could allow them to convert their holdings into 20 to 70% of the then outstanding common stock during the first twelve months of the placement. Upon conversion, or redemption on the due date of the Debentures, the debenture holders will be entitled to receive 10% of the Company's then outstanding Class A Common Stock with anti-dilution protection. The Debentures are collateralized by a subordinated lien on the assets of Skillcraft.

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

         IMTECH paid for the acquisitions of both Skillcraft and RDS by remitting aggregate cash down payments totaling $4,831,978 at closing and issuing three (3) promissory notes to the sellers in the aggregate amount of $5,000,000. The sellers' notes are payable in forty (40) equal monthly installments totaling $125,000 which includes interest imputed at a rate of 10.5% commencing in October 1998 and continuing through March 2002.

                                                                          IMTECH
================================================================================

                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998
================================================================================



RELATED PARTY TRANSACTIONS
--------------------------

         IMTECH is party to a consulting agreement with Blitz Systems, Inc. ("Blitz"), a company owned 100% by the Chief Executive Officer ("CEO") of IMTECH, which expires in October 1999. Blitz is a computer systems consulting firm specializing in developing total business solutions for business management systems. Blitz's responsibilities under the contract are to reengineer, reorganize and run the day-to-day operations of SKILLTECH's data processing department at a cost of approximately $50,000 per month. More specifically, Blitz provides extensive technical support for many of the organization's clients on-site and is responsible for analyzing, designing and developing customized database systems as required by management.


12% CONVERTIBLE PREFERRED STOCK
-------------------------------

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

         The terms of the Preferred Stock further provided that holders could only convert a percentage of the aggregate of their Preferred Stock until April 20, 1998 and, thereafter, for a period of 180 days until October 31, 1998, holders of the Preferred Stock had a right to convert 100% of their Preferred Stock which was not yet converted into shares of Class A common stock. As of December 31, 1998, the shares of Class A common stock underlying the Preferred Stock were not registered in accordance with the terms of the exchange offering.

         On December 23, 1997, the Company filed with the Securities and Exchange Commission a Form S-3 Registration Statement in accordance with the Securities Act of 1933 for the purpose of registering all of the Company's Class A common stock which will be offered for sale or resale (not eligible under Rule
144) and all other shares issuable upon exercise or conversion of certain options, warrants, convertible debt and the conversion of the Preferred Stock. Amendments to the Form S-3 Registration have been filed subsequently on both January 14, 1998 and May 14, 1998; however, the registration has not been declared effective. The Company has instructed its attorney to withdraw the Registration Statement as the underlying securities which are the subject of Registration are believed to be exempted under Rule 144 and/or 144(k) of the Securities Act of 1933.

         As a result of a change in the Rule 144 and 144(k) exemption regulations, the preferred stockholders could qualify for the exemption under Rule 144 depending upon each preferred shareholder's qualification status with respect to an exemption under either of these rules. On October 15, 1998 seven preferred stockholders who qualified for the exemption under Rule 144(k) elected to convert their shares of preferred stock. As a result, the Company converted 1,285,925 shares of the Preferred Stock into 2,649,517 shares of IMTECH Class A common stock at a 30% discount to the 20-day average trading market price of the Class A stock up to the date of conversion.

                                                                          IMTECH
================================================================================

                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998
================================================================================


12% CONVERTIBLE PREFERRED STOCK (CONTINUED)
-------------------------------------------

         Five holders of the preferred stock have agreed not to convert their preferred shares at this time in accordance with a Stand Still Agreement (the "Stand Still"). For agreeing to the Stand Still, the preferred holders will accrue interest at a rate of 12% for an additional eighteen (18) months through March 15, 2000. The interest will be paid quarterly in shares of the Company's Class A Common stock. In addition, these preferred holders received from the Company the number of Class A common stock options (the "options") equal to one half (1/2) of the amount of preferred shares owned. The options have an exercise price of $2.00 and are exercisable for a period of five (5) years.

         Currently, their remains eight holders of the preferred stock who did not elect to convert their shares nor accept the Stand Still option. In those cases, the holders may be able to sell their underlying shares of Class A common stock, upon conversion, pursuant to Rule 144 and/or 144(k) of the Securities Act of 1933.


COMMITMENTS AND CONTINGENCIES
-----------------------------

EMPLOYEE BENEFIT PLANS
----------------------

         The Company sponsors a 401(k) plan covering all eligible employees (personnel with twelve consecutive months of service). Employer contributions to the plan are based on the discretion of management. Employees can elect to contribute up to a maximum of 15% of their salaries to the plan. Since its inception, the Company has not made any contributions to the plan.

REGISTRATION RIGHTS
-------------------

         The Company has granted, without cost, demand and "piggyback" registration rights with respect to the Company's Class A common stock underlying certain warrants, options, notes and preferred stock (collectively known as "convertible securities") issued or issuable to certain holders of convertible securities of the Company.

EMPLOYMENT AGREEMENTS
---------------------

         The Company employs the services of Mr. Matti Kon as the Company's Chief Executive Officer under an employment agreement which provides for a base annual salary of $250,000 plus an incentive bonus equal to 20% of operating income, up to a maximum of $500,000. The agreement had an initial one year term and awarded Mr. Kon 500,000 options to purchase 500,000 shares of IMTECH's Class A common stock at an exercise price of $1.18 per share as a signing bonus. The options vested after one year of service and expire in December 2002. The agreement further provides that Mr. Kon has the right to devote his time and attention to his other business interests. In January 1998, the Board of Directors renewed Mr. Kon's contract for an additional five year period through November 2002. Consequently, Mr. Kon was awarded an additional 500,000 options to purchase 500,000 shares of the Company's Class A Common stock at $1.18 per share. The additional 500,000 options vested after the completion of Mr. Kon's second year of service and are exercisable until November 2002.

                                                                          IMTECH
================================================================================

                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998
================================================================================



COMMITMENTS AND CONTINGENCIES (CONTINUED)
-----------------------------------------

EMPLOYMENT AGREEMENTS (CONTINUED)
---------------------------------

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

         In connection with the purchase of Skillcraft, IMTECH entered into employment agreements with two key employees; Mr. Harold Russell ("Mr. Russell"), former principal and President of Skillcraft, and Mr. Jeffrey Craugh ("Mr. Craugh"), Senior Vice President of Sales with the Skillcraft Division. Mr. Russell's contract extends for a term of forty-three (43) months through January 2002 and grants him an annual base salary of $250,000. In addition, Mr. Russell was granted 100,000 options to purchase 100,000 shares of the Company's Class A Common stock at an exercise price of $.9625 per share. The options are exercisable over a forty-three month period and expire on July 23, 2001. (See details regarding subsequent termination of Mr. Russell's employment by the Company in "Commitments and Contingencies-Other" on page 15). Mr. Craugh's employment agreement extends for a period of forty-three months through January 2002. As base compensation under his contract, Mr. Craugh is entitled to receive commissions on the Company's net sales equal to 8% of the first $1,000,000 and 10% of all net sales in excess of $1,000,000. In addition, Mr. Craugh was awarded 300,000 options to purchase 300,000 shares of the Company's Class A Common stock at an exercise price of $.9625 per share. The options are exercisable over a forty-three month period and expire on July 23, 2001.

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


OTHER
-----

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

                                                                          IMTECH
================================================================================

                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998
================================================================================



COMMITMENTS AND CONTINGENCIES (CONTINUED)
-----------------------------------------

OTHER (CONTINUED)
-----------------

         In August 1998, IMTECH entered into a one year service agreement with a company known as Barry Kaplan Associates ("BKA"). According to the terms of the agreement, BKA is to provide IMTECH with financial public relations services related to promoting the Company and its stock. As consideration for their services under the agreement, BKA will receive a monthly fee of $5,000, plus pre-approved out-of-pocket expenses. In addition, BKA was granted 110,000 options to purchase 110,000 shares of the Company's Class A Common stock at an exercise price of $1.25 per share for a period of two years commencing September 1, 1998. During the nine months ended December 31, 1998, the Company incurred a non-cash charge to operations of approximately $146,000 representing non-employee compensation resulting from the grant of options to BKA.

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

         On November 12, 1998, the Company filed an action in the New York State Supreme Court (of New York County) against Mr. Harold Russell ("Mr. Russell"), the former principal owner of Skillcraft. The action is for damages suffered by the Company as a result of fraud and intentional misrepresentation with respect to the Stock Purchase Agreement dated July 24, 1998, wherein IMTECH purchased all of the issued and outstanding common stock of Skillcraft. The Company has claimed compensatory and punitive damages in the sum of $12,500,000 and $10,000,000, respectively. An additional claim for recission and damages has also been asserted against Mr. Russell. As a result of the information discovered which led to the claim made against Mr. Russell, the Company terminated his employment agreement. Mr. Russell is contesting the Company's claims and denies the allegations asserted by the Company. Mr. Russell has made a motion to dismiss the Company's complaint and the action is awaiting the Court's Decision.

                                                                          IMTECH
================================================================================

                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998
================================================================================



COMMITMENTS AND CONTINGENCIES (CONTINUED)
-----------------------------------------

OTHER (CONTINUED)
-----------------

         Mr. Russell has filed an action in the New York State Supreme Court against the Company, claiming the aggregate sum of approximately $3,750,000, in addition to interest and attorney's fees, alleging that the Company has made no payments pursuant to the installment promissory note issued to Mr. Russell as a result of the purchase of Skillcraft by IMTECH. The Company is contesting the action filed by Mr. Russell and has denied that he is entitled to the sum claimed by him based upon the claim of fraud and misrepresentation with respect to the purchase of his stock ownership in Skillcraft. Motions before the court by both the Company and Mr. Russell are currently pending.

         Additionally, Mr. Russell has served an intent to arbitrate, before the American Arbitration Association, a claim that the Company and Halcon Acquisition Corp. ("Halcon"), a wholly-owned subsidiary of the Company, violated his employment agreement by terminating his employment. The Company's subsidiary, Halcon, terminated his employment agreement based upon allegations of fraud by Mr. Russell in entering into the employment agreement which was related to the acquisition of Skillcraft from Mr. Russell. The Company has filed a motion to stay the arbitration based upon technical and other grounds and it's awaiting the Court's decision.

         On January 29, 1999, Investment Annuity of Robert Sachs, New Nibco, Inc., Nibco Nevada, Inc., RHS Corp., and Robert Sachs ("Sachs") commenced an action in the US District Court in the Southern District of New York against the Company alleging that they are holders of 12% Redeemable Convertible Preferred Stock issued by the Company and that under the terms of the Preferred Stock they have a right to convert their shares of Preferred Stock into shares of the Company's Class A common stock. In that regard, the Sachs claim alleges that the Company should have issued 5,605,559 shares of common stock to the holders of the Preferred Stock as a result of the exercise of their conversion rights as opposed to the 1,593,291 shares of Class A common stock issued by the Company. The Company has not yet interposed an answer to the complaint and intends to contest the action as it is the Company's position that it has complied with the conversion terms of the Preferred Stock and that the Sachs action does not have merit.

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


COMPARISON OF RESULTS OF OPERATIONS
-----------------------------------

         The following schedule sets forth the percentage relationship of significant items of the Company's results of operations to revenues:


                                                     ----------------------------- -------------
                                                     For the Three Months   For the Nine Months
                                                      Ended December 31,     Ended December 31,

                                                     ----------------------------- -------------
                                                       1998     1997       1998     1997

                                                     ---------------     ----------------
----------------------------------------------------

Revenues                                                100%     100%     100%     100%

Cost of sales                                            75       61       70       73
                                                        ----     ----     ----     ---

Gross profit                                             25       39       30       27

Operating expenses                                       27       50       30       36
                                                        ----     ----     ----     ---

Loss from operations                                     (2)     (11)    --         (9)

Other (income) expenses:
    Interest expense, net                                 5        3        4        2

    Interest amortization of beneficial
      conversion feature attached to 12%
      convertible secured promissory notes               --       --       --        6

    Gain from the sale of INSCI Corp. stock              --       (7)      --       (3)
                                                        ----     ----     ----    ----

Net loss                                                 (7)      (7)      (4)     (14)

Preferred stock dividends                                --        3        1        3
                                                        ----     ----     ----    ----

Net loss applicable to common stockholders               (7)%    (10)%     (5)%    (17)%
                                                        ----     ----     ----    ----


                                                                          IMTECH
================================================================================


--------------------------------------------------------------------------------
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------



THREE MONTHS ENDED 12/31/98 AS COMPARED TO THE THREE MONTHS ENDED 12/31/97
--------------------------------------------------------------------------

         During the three months ended December 31, 1998, the Company generated consolidated revenues of approximately $6,112,000, of which IMTECH reported approximately $2,460,000 (40% of consolidated revenues) Skillcraft reported approximately $3,509,000, (57% of consolidated revenues) and RDS generated approximately $143,000 of revenues, which represented 3% of consolidated revenues. Revenues in total for the three months ended December 31, 1998 increased by approximately $3,559,000 (or by 139%) as compared to total revenues reported for the same period last fiscal year of approximately $2,553,000. The inclusion of Skillcraft's printing facility operations, as of July 24, 1998, attributed $3,509,000 (or 99%) to the increase while RDS accounted for approximately $143,000 (or 4%) of the increase since its acquisition by IMTECH on November 13, 1998. IMTECH's Regional Service Center ("RSC") and Facilities Management ("FACM") Divisions experienced declines in their revenues totaling approximately $93,000 when compared to revenues for the three months ended December 31, 1997. IMTECH's RSC Division accounted for approximately $2,321,000 (or 38%) of consolidated revenues reported for the three months ended December 31, 1998; a decrease of 3% from revenues of approximately $2,390,000 (94% of 1997 revenues) reported by the RSC Division for the three months ended December 31, 1997.



         The Company's FACM Division generated revenues approximately $139,000 (2% of total revenues) for the three months ended December 31, 1998; a decrease of $24,000 (or 15%) when compared to revenues reported for the same period last fiscal year of approximately $163,000 (6% of total 1997 revenues). The decrease in FACM Division revenues is a result of management's decision not to renew certain FACM contracts as a result of competitive pricing which reduced operating margins below management's requirements.



         The Company's consolidated cost of sales for the three months ended December 31, 1998 increased approximately $2,996,000 (or 191%) to 4,565,000 (which represents 75% of total revenues) from cost of sales of $1,569,000 (which represented 61% of total 1997 revenues) reported for the three months ended December 31, 1997. IMTECH's cost of sales increased approximately $77,000 (or 2%) while its wholly-owned subsidiaries, Skillcraft and RDS, contributed approximately $2,919,000 to the increase in consolidated cost of sales since their acquisitions by IMTECH.



         The Company incurred consolidated operating expenses of approximately $1,664,000 (which represents 27% of total revenues) for the three months ended December 31, 1998; an increase of $399,000 (or 32%) from operating expenses of approximately $1,265,000 (50% of 1997 revenues) reported for the three months ended December 31, 1997. Without the inclusion of the operating expenses of both Skillcraft and RDS, which totaled approximately $655,000 and represents 11% of consolidated 1998 revenues, IMTECH's operating expenses experienced a decline of approximately $366,000 when compared to operating expenses recorded during the same period last fiscal year. Offsetting that decrease was a charge to operations for the three months ended December 31, 1998 of approximately $110,000 (2% of revenues) which represents the amortization of the goodwill that resulted from the Skillcraft and RDS purchase acquisitions. In addition, the Company incurred one time charges of approximately $110,000 and $90,000 related to the termination of Mr. Russell's employment and the relocation of the equipment of RDS, respectively.

                                                                          IMTECH
================================================================================


--------------------------------------------------------------------------------
 ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------



THREE MONTHS ENDED 12/31/98 AS COMPARED TO THE THREE MONTHS ENDED 12/31/97
--------------------------------------------------------------------------
(CONTINUED)
-----------

         Consolidated interest expense reported for the three months ended December 31, 1998 amounted to approximately $282,000 (5% of total 1998 revenues). In total, interest expense increased $194,000 during the three months ended December 31, 1998 as compared to interest expense of approximately $88,000 (3% of 1997 revenues) reported for the same period during last fiscal year. Interest expense incurred by Skillcraft of approximately $19,000 contributed in part to the increase. However, IMTECH's interest expense increased $175,000 to approximately $263,000 from 1997 to 1998. The increase in interest expense for the combined organization was attributable in part to the interest costs incurred as a result of increased borrowings under a credit arrangement with MTB Bank which commenced in November 1997 for IMTECH, and later included Skillcraft in August of 1998. In addition, IMTECH incurred interest expense of $120,000 for the three months ended December 31, 1998 which accrued on the 12% subordinated convertible debentures issued in connection with a July 1998 private placement. A charge of approximately $53,000 was also incurred during the three months ended December 31, 1998 which represented interest on notes payable to vendors and to the sellers of both Skillcraft and RDS.



         During the three months ended December 31, 1997, IMTECH sold 33,435 shares of stock in INSCI Corp., its former wholly-owned subsidiary, to provide a source of working capital for investment in new production equipment. As a result of the transaction, IMTECH recognized a gain from the sale of approximately $182,000 (which represented 7% of 1997 revenues).

                                                                          IMTECH
================================================================================


--------------------------------------------------------------------------------
 ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------



NINE MONTHS ENDED 12/31/98 AS COMPARED TO THE NINE MONTHS ENDED 12/31/97
------------------------------------------------------------------------

         For the nine months ended December 31, 1998, the Company generated consolidated revenues of approximately $13,271,000 of which IMTECH reported approximately $7,718,000 (58% of consolidated revenues), Skillcraft reported approximately $5,410,000 (41% of consolidated revenues) and RDS generated approximately $143,000, which represented 1% of consolidated revenues. Revenues in total for the nine months ended December 31, 1998 increased by approximately $6,055,000 (or by 84%) as compared to total revenues reported for the same period last fiscal year of approximately $7,215,000. The inclusion of Skillcraft's printing operations, since July 24, 1998, attributed approximately $5,410,000 (or 89%) to the increase while IMTECH's Regional Service Center ("RSC") Division accounted for $811,000 (or 13%) of the increase. In addition, the inclusion of RDS' revenues, since its acquisition on November 13, 1998 by IMTECH, of approximately $143,000 also contributed to the overall increase. IMTECH's RSC Division accounted for approximately $7,279,000 (or 55%) of consolidated revenues reported for the nine months ended December 31, 1998; an increase of 13% from revenues of approximately $6,468,000 (90% of 1997 revenues) reported by the RSC Division for the nine months ended December 31, 1997.



         The net increase in revenues generated by Skillcraft, RDS and IMTECH's RSC Division were offset by decreases in revenues from the Litigation Duplication ("LIT DUP") Division of approximately $163,000 and the Facilities Management ("FACM") Division of $146,000. The LIT DUP Division was shut down last year as management continued to eliminate ancillary production services that required the expenditure of both resources and capital which it believed could be deployed more efficiently in the Company's core business. The Company's FACM Division generated revenues of approximately $439,000 (3% of total revenues) for the nine months ended December 31, 1998; a decrease of $146,000 (or 25%) when compared to revenues reported for the same period last fiscal year of approximately $585,000 (8% of total 1997 revenues). The decrease in FACM Division revenues is a result of management's decision not to renew certain FACM contracts as a result of competitive pricing which reduced operating margins below management's requirements.



         The Company's consolidated cost of sales for the nine months ended December 31, 1998 increased approximately $3,947,000 (or 75%) to $9,228,000 (which represents 70% of total revenues) from cost of sales of $5,281,000 (which represented 73% of total 1997 revenues) reported for the nine months ended December 31, 1997. A majority of the increase in consolidated cost of sales is attributed to the inclusion of IMTECH's wholly-owned subsidiaries, Skillcraft and RDS, (which were acquired during the current year), totaling approximately $4,164,000. The net increase in consolidated cost of sales was offset by a decrease in the cost of sales of IMTECH reported for the nine months ended December 31, 1998 of approximately $217,000 (or 4%) from the cost of sales reported for the nine months ended December 31, 1997 of $5,281,000. The decrease in the cost of sales reported by IMTECH is primarily attributable to cost savings realized from the reduction of IMTECH's labor force and related costs when compared to the same period during last fiscal year.

                                                                          IMTECH
================================================================================


--------------------------------------------------------------------------------
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------



NINE MONTHS ENDED 12/31/98 AS COMPARED TO THE NINE MONTHS ENDED 12/31/97
------------------------------------------------------------------------
(CONTINUED)
-----------


         Consolidated operating expenses incurred for the nine months ended December 31, 1998 amounted to approximately $4,064,000 (which represents 31% of total revenues); an increase of $1,496,000 (or 58%) from operating expenses of approximately $2,568,000 (36% of 1997 revenues) reported for the nine months ended December 31, 1997. Both Skillcraft and RDS contributed a total of approximately $1,009,000 (or 67%) of operating expenses to the increase. The majority of the increase in IMTECH's operating expenses from 1997 to 1998 of approximately $487,000 is the result of a significant investment by management in technology and human resources, in addition to rolling out an extensive marketing campaign. The changing environment of the financial research printing industry required that IMTECH take measures to improve its infrastructure, introduce cutting edge technology into its production capabilities and create an awareness of IMTECH's capabilities, as well as to ensure the ability to stay competitive and establish a platform for future growth as dictated by the industry. During the nine months ended December 31, 1998, IMTECH incurred non-cash charges to operations of approximately $179,000 for the amortization of goodwill which resulted from the purchase acquisitions of both Skillcraft and RDS, and $146,000 for non-employee compensation related to the grant of stock options for services.


         Consolidated interest expense reported for the nine months ended December 31, 1998 amounted to approximately $536,000 (4% of total December 1998 revenues). In total, interest expense increased $359,000 during the nine months ended December 31, 1998 as compared to interest expense of approximately $177,000 (2% of 1997 revenues) reported for the same period during last fiscal year. Interest expense incurred by Skillcraft of approximately $35,000 contributed in part to the increase. However, IMTECH's interest expense increased $324,000 to approximately $501,000 from 1997 to 1998. The increase in interest expense for the combined organization was attributable to the interest costs incurred as a result of increased borrowings under a credit arrangement with MTB Bank which commenced in November 1997 for IMTECH, and later included Skillcraft in August of 1998. In addition, IMTECH incurred interest expense of $208,000 for the nine months ended December 31, 1998 which accrued on the 12% subordinated convertible debentures issued in connection with a July 1998 private placement. A charge of approximately $92,000 was also incurred during the nine months ended December 31, 1998 which represented interest on notes payable to vendors and to the sellers of both Skillcraft and RDS.


         In May 1997, the Company exchanged shares of stock in INSCI Corp. ("INSCI"), its former majority owned subsidiary, for the repayment of certain debt. In addition, during fiscal quarter ended December 31, 1997, the IMTECH sold 33,435 shares of stock in INSCI which provided a source of funds for the Company to obtain certain production equipment. In the aggregate, the Company recognized a gain of approximately $241,100 (3% of total revenues) as a result of the transactions for the nine months ended December 31, 1997.



         To comply with the Securities and Exchange Commission position announced in March 1997 regarding the accounting for the beneficial conversion feature attached to certain convertible debt instruments, IMTECH recorded an interest charge of approximately $444,000 (6% of total 1997 revenues) for the nine months ended December 31, 1997.

                                                                          IMTECH
================================================================================


--------------------------------------------------------------------------------
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The schedule below sets forth the Company's cash flow activities for the nine months ended December 31, 1998 and 1997:


                                              ----------------------------------
                                                  FOR THE NINE MONTHS ENDED
                                                        DECEMBER 31,

                                              ----------------------------------
                                                     1998              1997

-------------------------------------------------------------- -----------------

Operating activities                          $     (463,000)   $     (370,000)

Investing activities                              (5,164,000)         (231,000)

Financing activities                               5,627,000            47,000
------------------------------------------------ ------------- --- -------------

Decrease in cash and cash equivalents         $       -        $      (554,000)
------------------------------------------------ ------------- --- -------------


                                   OPERATIONS

         During the nine months ended December 31, 1998, the Company generated income from operations before depreciation and amortization of approximately $852,000.


                              INVESTING ACTIVITIES

         Net cash used as a result of investing activities amounted to approximately $5,164,000 for the nine months ended December 31, 1998, and is primarily attributable to cash used for capital expenditures of approximately $688,000 and aggregate payments of approximately $4,983,000 for the purchase of both Skillcraft and RDS, net of approximately $507,000 of cash acquired in the acquisitions.


                              FINANCING ACTIVITIES

         During the nine months ended December 31, 1998, the Company generated net cash from financing activities of approximately $5,627,000, which was a result in part to the following:

* The Company borrowing net proceeds of approximately $672,000 from MTB Bank under its current credit arrangement;
*    The utilization of a bank overdraft of approximately $394,000;
* The receipt of proceeds totaling $4,000,000 from the issuance of 12% convertible secured debentures issued in connection with a July 1998 private placement;
* The receipt of proceeds of $1,300,000 from GE Capital Corporation in the form of a term loan;
* Cash in the aggregate of approximately $739,000 was used to repay capital lease obligations of approximately $305,000 and other long-term debt obligations of approximately $434,000.

                                                                          IMTECH
================================================================================


--------------------------------------------------------------------------------
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------------------

                                CAPITAL RESOURCES

         As of December 31, 1998, the Company had a working capital deficiency of approximately $2,412,000.

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

         IMTECH's management is constantly focused on investing its capital and human resources in its production infrastructure by introducing cutting edge technology in conjunction with investments in state-of-the-art production equipment. These efforts are designed to stream line the IMTECH operations and enable it to service its clients economically and more efficiently, as well as, to broaden the scope of services it offers. In addition, IMTECH has embarked on an extensive marketing campaign to create an awareness in the financial research community. However, the changing environment of the financial research printing industry requires that IMTECH take certain measures to ensure its ability to stay competitive and continue to build a business platform for future growth. Over the past several months, IMTECH has been witness to the merger of many of its clients. These mergers have created a perception in the financial research printing industry that a larger printer is a needed to meet the resulting printing demand. The creation of these larger combined entities, along with the emergence of the presence of European banks in the U.S. brokerage industry, has created a need to establish a global presence to remain competitive.

         In response to these evolving market conditions, on July 24, 1998, IMTECH acquired all of the issued and outstanding common stock of KRL Litho, Inc., d/b/a The Skillcraft Group ("Skillcraft") for a price of $9,000,000. Skillcraft provides graphic communications services including financial research report printing, commercial printing, graphics arts design and various fulfillment services to financial and commercial organizations located primarily in the New York Metropolitan area. In addition, on November 13, 1998, IMTECH acquired all of the issued and outstanding common stock of RDS Research Distribution Services, Inc. ("RDS") for a purchase price of $1,060,000. RDS is a New York based provider of intelligent fulfillment and distribution services to the research report production industry. The acquisitions of both Skillcraft and RDS provide a business platform capable of protecting IMTECH against declines of market share in the printing industry, and establishes a basis for continued future growth. IMTECH , Skillcraft and RDS (collectively known as the "Company") will operate as separate divisions under a new organization known as Skilltech Global Graphics and Communications, Inc. ("SKILLTECH"). By creating a new organization that can provide complete financial research and commercial printing services, the Company is now more competitive in its existing markets and has expanded its production capabilities to create new products and market opportunities. In addition, Skillcraft's affiliation with a London based printer will assist the Company in establishing a global presence.

                                                                          IMTECH
================================================================================


--------------------------------------------------------------------------------
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------------------

                          CAPITAL RESOURCES (CONTINUED)

         IMTECH paid $5,000,000 at the Skillcraft closing and issued promissory notes to its sellers in the aggregate amount of $4,000,000 payable in forty (40) equal monthly installments of $100,000, commencing in October 1998. The funds for the $5,000,000 down payment were raised through a private placement completed by IMTECH whereby it issued 12% subordinated convertible debentures (the "Debentures") for the aggregate amount of $4,000,000, and executing a secured promissory note for proceeds of $1,300,000 borrowed from General Electric Capital Corporation ("GE"). For the net assets of RDS, IMTECH paid $60,000 at closing and issued a promissory note to the seller of RDS in the amount of $1,000,000, payable in forty (40) equal monthly installments of $25,000 commencing in December 1998. Excess funds raised over the minimum down payments required at the closing of the acquisitions were used for the immediate working capital requirements of the combined organization.

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

         In January 1999, management undertook certain measures to begin leveraging the strength of the combined companies. Accordingly, management has consolidated and streamlined the operations of the organization's daytime (first) shifts. Additionally, the Company was able to obtain certain concessions from its Unions to adjust other production shifts to minimize the amount of overtime costs incurred without affecting workloads during peak production periods. Management has also scaled back and eliminated certain professional services which were utilized during the integration of the personnel of IMTECH, Skillcraft and RDS immediately following the acquisitions. Management believes that the cost reductions resulting from the above will result in a monthly cost savings of approximately $75,000.

         In August 1998, and as a result of the acquisition of Skillcraft by IMTECH, MTB Bank amended its credit arrangement with the Company to include the eligible trade accounts receivable of Skillcraft and increase the maximum borrowing line by $1,000,000 to $2,500,000.



NEW ACCOUNTING STANDARDS
------------------------

         During the nine months ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.



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

YEAR 2000 COMPUTER SOFTWARE CONVERSION
--------------------------------------

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


         The Company was advised by the NASDAQ Stock Market, inc. ("NASDAQ(sm)") that it no longer meets the current NASDAQ(sm) listing requirements for continued listing on the NASDAQ(sm) SmallCap Stock Market. Continued inclusion on the NASDAQ(sm) SmallCap Stock Market generally requires that (i) the company maintains at least $2,000,000 in tangible net assets; or (ii) $35,000,000 in market capitalization; or (iii) net income of at least $500,000 in two of the three prior years. Additionally, the Company is required to maintain at least 500,000 shares in the public float valued at $1,000,000 or more, a minimum common stock bid price of $1.00, at least two active market makers, and at least 300 shareholders of its stock. On the close of business, January 14, 1999, the company received notification from NASDAQ(sm) that it was not in compliance with the tangible net assets and dollar price listing rules and therefore decided to relocate the Company's securities from its SmallCap stock market to the over-the counter market on the NASD's "Electronic Bulletin Board". As a result, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysis and the news media's coverage of the Company and lower prices for the Company's securities than might otherwise be attained.

     On November 12, 9998, the Company filed an action in the New York State Supreme Court (of New York County) against Mr. Harold Russell ("Mr. Russell"), the former principal owner of Skillcraft. The action is for damages suffered by the Company as a result of fraud and intentional misrepresentation with respect to the Stock Purchase Agreement dated July 24, 1998, wherein IMTECH purchased all of the issued and outstanding common stock of Skillcraft. The Company has claimed compensatory and punitive damages in the sum of $12,500,000 and $10,000,000 respectively. An additional claim for recission and damages has also been asserted against Mr. Russell. As a result of the information discovered which led to the claim made against Mr. Russell, the Company terminated his employment agreement. Mr. Russell is contesting the Company's claims and denies the allegations asserted by the Company. Mr. Russell has made a motion to dismiss the Company's complaint and the action is awaiting the Court's decision.

     Mr. Russell has filed an action in the New York State Supreme Court against the Company, claiming the aggregate sum of approximately $3,750,000, in addition to interest and attorney's fees, alleging that the Company has made no payments pursuant to the installment promissory note issued to Mr. Russell as a result of the purchase of Skillcraft by IMTECH. The Company is contesting the action filed by Mr. Russell and has denied that he is entitled to the sum claimed by him based upon the claim of fraud and misrepresentation with respect to the purchase of his stock ownership in Skillcraft. Motions before the court by both the Company and Mr. Russell are currently pending.

                                                                         IMTECH
================================================================================


--------------------------------------------------------------------------------
ITEM  1. LEGAL PROCEEDINGS (Continued)
--------------------------------------------------------------------------------


     Additionally, Mr. Russell has served an intent to arbitrate, before the American Arbitration Association, a claim that the Company and Halcon Acquisition Corp. ("Halcon"), a wholly-owned subsidiary of the Company, violated his employment agreement by terminating his employment. The Company's subsidiary, Halcon, terminated his employment agreement based upon allegations of fraud by Mr. Russell in entering into the employment agreement which was related to the acquisition of Skillcraft from Mr. Russell. The Company has filed a motion to stay the arbitration based upon technical and other grounds and it is awaiting the Court's decision.

     On January 29, 1999, Investment Annuity of Robert Sachs, New Nibco, Inc., Nibco Nevada, Inc., RHS Corp., and Robert Sachs ("Sachs") commenced an action in the US District Court in the Southern District of New York against the Company alleging that they are holders of 12% Redeemable Convertible Preferred Stock issued by the Company and that under the terms of the Preferred Stock they have a right to convert their shares of Preferred Stock into shares of the Company's Class A common stock. In that regard, the Sachs claim alleges that the Company should have issued 5,605,559 shares of common stock to the holders of the Preferred Stock as a result of the exercise of their conversion rights as opposed to the 1,593,291 shares of Class A common stock issued by the Company. The Company has not yet interposed an answer to the complaint and intends to contest the action as it is the Company's position that it has complied with the conversion terms of the Preferred Stock and that the Sachs action does not have merit.

                                                                         IMTECH
================================================================================





--------------------------------------------------------------------------------
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

[A]  EXHIBITS
---  --------

     1) Financial Data Schedule as of and for the nine months ended December 31, 1998.

[B]  REPORTS ON FORM 8-K
---  -------------------
     During the period between April 1, 1998 and February 16, 1999, the Company filed with the Commission reports on Form 8-K as follows:

     1) A report on Form 8-K/A, dated June 18, 1998, was filed with the Commission supplementing the Form 8-K, dated March 20, 1997 reporting the terms of the 12% Secured Convertible Promissory Notes issued by the Company.

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

     6) A report on Form 8-K, dated November 13, 1998, was filed with the Commission reporting the acquisition by IMTECH of all of the issued and outstanding common stock of RDS Research Distribution Services, Inc.

     7) A report on Form 8-K/A, dated January 27, 1999, was filed with the Commission supplementing the Form 8-K, dated November 13, 1998 reporting the acquisition by IMTECH of all of the issued and outstanding common stock of RDS Research Distribution Services, Inc.

                                                                         IMTECH
================================================================================


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INFORMATION MANAGEMENT TECHNOLOGIES
                                             CORPORATION


                                         BY:/s/ MATTI KON
                                            ___________________________________

                                                Matti Kon,
                                                Chief Executive Officer



                                         BY: /s/ JOSEPH A. GITTO, JR.
                                             __________________________________

                                                Joseph A. Gitto, Jr.,
                                                Chief Financial Officer


DATED: NEW YORK, NEW YORK
       FEBRUARY 12, 1999