Form 10-K
period 1999-03-31
INFORMATION MANAGEMENT TECHNOLOGIES CORP
filed 1999-06-29
CIK 824578

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

--------------------------------------------------------------------------------
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                            FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 1999
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR TRANSITION PERIOD FROM __________ TO __________
--------------------------------------------------------------------------------

                         COMMISSION FILE NUMBER: 0-16753

--------------------------------------------------------------------------------
                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)
--------------------------------------------------------------------------------

---------------------------------------    -------------------------------------
                DELAWARE                                58-1722085
---------------------------------------    -------------------------------------
     (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)
--------------------------------------     -------------------------------------

---------------------------------------------     ------------------------------
130 CEDAR STREET, FOURTH FLOOR, NEW YORK, NY                  10006
---------------------------------------------     ------------------------------
(Address of Principal Executive Offices)                    (Zip Code)
---------------------------------------------     ------------------------------

--------------------------------------------------------------------------------
                                 (212) 306-6100
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        Securities registered pursuant to Section 12(b) of the Act: NONE
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         Securities registered under Section 12(g) of the Exchange Act:
                                 Title of Class
                      CLASS A COMMON STOCK, $.04 PAR VALUE
            REDEEMABLE CLASS A WARRANTS / REDEEMABLE CLASS B WARRANTS
--------------------------------------------------------------------------------

         Indicate by checkmark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X]

         The aggregate market value of the voting common equity by non-affiliates computed by reference to the average of the bid and asked prices of the Registrant's Class A Common Stock on the NASDAQ Bulletin Board on June 17, 1999, was approximately $1,859,718.

         At June 17, 1999, the Registrant had outstanding 15,497,647 shares of Class A Common Stock.

         Part III incorporates information by reference to the registrant's definitive proxy statement for its 1999 Annual Meeting of stockholders to be filed with the Commission within 120 days following March 31, 1999.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------

INDEX TO FORM 10-K REPORT

--------------------------------------------------------------------------------
                                                                            PAGE
--------------------------------------------------------------------------------
PART  I:
            ITEM  1   BUSINESS                                                1

            ITEM  2   PROPERTIES                                              6

            ITEM  3   LEGAL PROCEEDINGS                                       6

            ITEM  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     7

--------------------------------------------------------------------------------
PART  II:
            ITEM  5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS                             8

            ITEM  6   SELECTED FINANCIAL DATA                                10

            ITEM  7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                     11


            ITEM  8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            20

            ITEM  9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURES                   20


--------------------------------------------------------------------------------
PART  III:
            ITEM  10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT     21

            ITEM  11  EXECUTIVE COMPENSATION                                 21

            ITEM  12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT                                         21

            ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         21

--------------------------------------------------------------------------------
PART  IV:
            ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                      REPORTS ON FORM 8-K                                    22

                      SIGNATURES                                             24

                      TABLE OF CONTENTS TO FINANCIAL STATEMENTS
                      AND SCHEDULES                                          25

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------

PART  I

--------------------------------------------------------------------------------
ITEM  1. BUSINESS
--------------------------------------------------------------------------------

INTRODUCTION

         Information Management Technologies Corporation ("IMTECH") provides graphic communications to financial institutions such as banks and brokerage firms, as well as to medium and large service organizations within such industries as accounting, law and finance. The Company's core business is the production and subsequent distribution of time sensitive printed financial research, financial reports and marketing materials. In addition, the Company provides facility management services, which include mail room and copy center management.

         On July 24, 1998, IMTECH consummated its acquisition of KRL Litho, Inc. d/b/a "The Skillcraft Group" ("Skillcraft"). Skillcraft, like IMTECH, provides graphic communications services including financial research report printing, commercial printing, and graphic arts design and fulfillment services to financial and commercial organizations located primarily in the New York Metropolitan area. Skillcraft's production equipment is complementary to that of its parent, IMTECH. Continuing with management's growth strategy, IMTECH, on November 13, 1998 completed its acquisition of RDS, Research Distribution Services, Inc. ("RDS") subject to certain post-closing matters. RDS provides intelligent fulfillment and distribution services to the research report production industry. IMTECH and its three wholly owned subsidiaries, Halcon Acquisition Corp. ("Halcon"), Skillcraft and RDS (collectively known as the "Company") operate as separate divisions and do business under the name SkillTech Global Graphics & Communications ("SkillTech"). Halcon is a holding company and has no active operations. Hereafter, IMTECH, Skillcraft and RDS collectively may be referred to as the "Company" or "SkillTech".

         The Company's graphic communications services include digital communications, two and four color digital printing, intelligent inserting, high volume duplication, graphic design, electronic publishing, document fulfillment, micrographics, data processing, as well as bindery and distribution services. The Company's printing and distribution services are generally performed at IMTECH, the South Printing Facility known as "SkillTech South" or ("RSC") and at Skillcraft, the North Printing Facility known as "SkillTech North", both of which are located in downtown New York City. The facilities management services include independent, on-site management of client systems for providing document duplication, distribution and mailroom management.

         The Company as of March 31, 1999 held a 6% ownership interest in INSCI Corp. ("INSCI"), its former majority-owned subsidiary (a NASDAQ small cap company).


SERVICES
                         GRAPHIC COMMUNICATIONS SERVICES

         The Company provides printing, distribution and support services primarily to financial, legal, institutional and commercial clients. In addition, the Company provides corporate service bureau services that have historically been outsourced or produced "in-house". The following specifies the types of printing, distribution and support services traditionally outsourced to SkillTech for clients in the New York City metropolitan area:

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ITEM  1. BUSINESS (CONTINUED)
--------------------------------------------------------------------------------

                   GRAPHIC COMMUNICATIONS SERVICES (CONTINUED)

GRAPHIC DESIGN AND ELECTRONIC PUBLISHING SERVICES. The Company's Electronic Publishing ("EPU") department has the ability to create and enhance electronic documents on demand through the use of state-of-the-art desktop publishing software in both MAC and PC versions. The EPU department is networked and has multiple electronic data processing capabilities. The Company provides a variety of services related to EPU such as file intervention, file data conversion and manipulation, developing corporate identities, graphic design and lay out, typesetting and image storaging. The EPU department also has the ability to scan images and output printed proofs. The EPU department serves as the control center for the digital printing and the electronic file transfer to film processes. As a result of the EPU department's technological capabilities, SkillTech is equipped to produce or receive electronic data files to accommodate almost every need.


DIGITAL PRINTING SERVICES. As part of its current production capabilities the Company deploys the use of technologically advanced networked digital printing equipment to meet the demand for short run, high quality four color process and spot color digital printing. The digital equipment has the ability to print directly from electronic data files, recognize various data formats and adjust color on the press electronically. In addition, the digital equipment can store images and process data image adjustments on-line. This type of equipment is perfectly suited for printing mailers, covers, marketing brochures, inserts, seasonal reports, catalogues and a variety of other products at a lower cost with superior quality and quicker turn around time than traditional offset printing. With the use of the digital printing equipment, the Company can ideally meet the increase in demand for the use of more color in financial research reports and give its clients increased options of communicating their messages to their customers.


OFFSET PRINTING SERVICES. The Company operates traditional offset printing facilities that comprise of both web and sheet fed presses in a variety of format sizes. The printing facilities include technologically advanced pre-press departments, which allow the Company to receive electronic data files in various formats and output the electronic data files to film. The pre-press departments are networked and have multiple electronic data platform capabilities. The versatility of the Company's offset printing presses and technological advancement of its pre-press departments gives SkillTech the ability to service its clients' traditional offset printing and on demand needs efficiently.


DUPLICATION SERVICES. The Duplication division employs the use of three networked hi-speed Xerographic Docutech document duplicators ("Docutech"), which have the ability to receive and duplicate electronic data files. The speed at which the Docutech produce duplicated documents allows the Company to service its clients' print-on-demand needs for time sensitive documents in a timely and efficient manner. The Duplication division also employs the use of state-of-the-art "Docucolor" digital color copying equipment.


FINANCIAL RESEARCH REPORT PRODUCTION SERVICES. The Company utilizes a variety of methods for producing high quality, time sensitive financial research printed material published by medium to large financial institutions and brokerage firms. Those methods are dedicated to producing and distributing the time sensitive research reports and other financial reports in a timely fashion with superior quality. As a result, the Company offers its clients a "one-stop-shop" solution to their printing needs.

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
ITEM  1. BUSINESS (CONTINUED)
--------------------------------------------------------------------------------

                   GRAPHIC COMMUNICATIONS SERVICES (CONTINUED)

OUTSOURCING SERVICES. The Company provides document production and distribution services traditionally performed in-house to organizations that do not have the resources to do so within. These services allow SkillTech's clients to concentrate on operating their business while enjoying significant cost savings and high quality service.


BINDERY AND FINISHING SERVICES. The Company provides several types of document binding and finishing services such as saddle stitching, folding, perfect binding, velo binding, tape binding, plastikoiling, GBC binding and padding.


FULFILLMENT AND DISTRIBUTION SERVICES. The Company provides fulfillment and distribution services which includes intelligent and selective inserting of multi-page documents into envelopes, traditional inserting, ink-jet labeling, mail merging, packaging, branch distributing and shipping.



                         FACILITIES MANAGEMENT SERVICES

         The Company's facility management division, which provides the majority of its services on-site at a customer's facility, serves as an outsourcing option to many organizations who do not have the resources to maintain and operate mail rooms or copy centers from within. More specifically, the facilities services can include:

MAIL ROOM OPERATIONS - includes sorting and delivery of both incoming and outgoing mail, administration and tracking of overnight and same day deliveries, etc.

AIRLINE TICKET DISTRIBUTION - includes processing, packaging and standard delivery of airline tickets, as well as distribution of tickets to and from host companies and their clients.

COPY CENTER, WAREHOUSING AND RECEPTION SERVICES

         Under a typical facilities management contract, the Company's Facilities division assumes complete management and operating responsibility for a customer's in-house duplication, distribution and/or other administrative functions located or performed on the client's premises. The fees established for the facilities management services are generally agreed upon in advance and set forth in a facility management contract.

         The Company generally provides the personnel, equipment and systems required to perform the agreed-upon services on-site at the customer's facilities. In many instances, upon commencement of a facility management contract, the Company will assume from its customer, responsibility for the employment of the existing personnel. In addition, the Company provides all of the necessary equipment and bears the related expenditures. In many cases, the Company assumes ownership of the customer's existing equipment, and when economically feasible, the customer's existing lease obligations. Backup resources are maintained at SkillTech South to handle unusual workloads, or for disaster recovery purposes occurring at the facility management sites within the region.

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
ITEM  1. BUSINESS (CONTINUED)
--------------------------------------------------------------------------------

MANAGEMENT INFORMATION SYSTEMS

         The Company's production facilities, client service department and corporate administration department have the ability to share workflow information through the use of customized proprietary networked software. The software includes a Work Order Tracking System ("WOTS") and various other management information systems modules. WOTS is a production workflow information database, which records and maintains historical information about the Company's print jobs. While logged into the WOTS (via the Company's hosted internet web-site), users and clients can track the production status of a particular print job. In addition, WOTS provides the Company with the ability to ear mark specialized project requirements on a job-by-job basis. One of the more valuable reporting features of the WOTS is the ability to track raw material inventory usage and machine man-hours by print job. Reports can be generated to inform management about production capacity and machine utilization issues.

         Users can access the WOTS by logging into the Company's web-site, located at http:\www.sggc.com. Besides the WOTS, the web-site hosts a variety of different sub-sites which allow customers/clients to: obtain price quotes for print jobs; access corporate and financial information of the Company; respond to open job position postings; etc.


MARKETING AND SALES

         The Company employs a sales force that is currently located at SkillTech North. Together and as a whole, members of management who are involved with sales, facilities management, graphic communications and outsourcing services continually increase their marketing efforts on behalf of the Company directed toward major financial, legal, accounting and other medium to large service companies located in New York City and the surrounding metropolitan area (New Jersey, Southeast Connecticut and Westchester County). Supported by a major investment in recent years in advanced infrastructure technology, the Company has been able to expand its client base beyond the New York City Metropolitan area, and as a result, currently services clients in Philadelphia, PA, Washington, DC, Denver, CO, and internationally in such places as London, Asia, Mexico, Hong Kong and South America.

         The Company's advertising and promotional efforts include participation in selected trade shows, general advertising, and articles in pertinent trade publications and direct mailings. During the years ended March 31, 1999, 1998 and 1997, the Company's largest customers (1, 2 and 2, respectively) accounted for approximately 25%, 40% and 38% of total revenues. At March 31, 1999, 1998 and 1997 those same customers had accounts receivable balances in the aggregate of approximately $380,000, $441,000 and $156,000, respectively.

         To further broaden its abilities to provide superior and complete service and pursue clients beyond its primary metropolitan area marketplace the Company maintains a strategic alliance with Blitz Systems, Inc. ("Blitz"). Blitz, through its versatility of services, is instrumental in assisting the Company in introducing technologically advanced concepts to research print production and distribution. The strategic alliance with SkillTech and Blitz offers clients a seamless process of receiving and managing data for print production and subsequent distribution. Both organizations in the alliance are specialists, and each depends on the other to maintain a high level of client satisfaction. Working together, the two organizations offer clients reliable, expedient and cost-effective services from the point of production to final destination. [See Note H-Related Party Transaction]

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
ITEM  1. BUSINESS (CONTINUED)
--------------------------------------------------------------------------------

BUSINESS STRATEGY

         The Company recognizes that the landscape of the graphics communication industry is constantly changing, and so is the competitiveness within. In response to the changing environment, the Company has embarked on a three-tiered strategic plan to achieve and sustain growth and remain competitive within the financial research and commercial printing industry. Management believes that in order to survive the deep discounting by competitors and address the increasing frequency of mergers by clients, the Company must grow in size by: 1) acquiring other companies; 2) establishing and maintaining strategic business alliances; and 3) taking advantage of outsourcing opportunities.

         As a step to implementing its business model, IMTECH completed the acquisitions of KRL Litho, Inc. (also known as "Skillcraft)" and RDS, Research Distribution Services, Inc. ("RDS"). Skillcraft, like IMTECH, provides graphic communications services including financial research report printing, commercial printing, graphic art design services to financial and commercial organizations, while RDS provides technologically advanced fulfillment and distribution services to complete the print production process. The acquisitions have not only increased the revenue base of the organization as a whole but have also expanded the Company's production capabilities to provide economies of scale and efficiencies that would allow SkillTech to maximize profits while offering its clients a variety of solutions to their research report production requirements.

         Along with IMTECH's strategic business alliance with Blitz Systems, Inc., Skillcraft maintains an alliance with a London based financial research printer, which has broadened the industry presence of the combined organization into the global market to provide additional opportunities of increasing the Company's client base further.


COMPETITION

         Management is aware that the Company operates in a market that is highly competitive and contains several large direct competitors, as well as many smaller regionally based companies that provide services similar to the SkillTech organization. Two key competitors that management believes have substantially greater financial resources and facilities than the Company are Bowne & Co. and Xerox Business Centers, both of whom provide facility management and/or outsourcing services. SkillTech competes with these companies primarily on the basis of price and quality of performance.

         Management's efforts are directed toward maintaining strong employee training and competitive compensation programs to enable the Company to continue to provide its customers with the high quality service and personnel necessary to maintain a competitive advantage.


EMPLOYEES

         As of March 31, 1999, the Company employed 147 personnel as compared to 100 at March 31, 1998. Skillcraft is party to collective bargaining agreements with four local printers' unions; (1) the Graphics Communications International Union Local 119B-43B; (2) the Graphic Communications Union No. 23; (3) the Graphic Communications Union Local No. 51; and (4) the New York Typographical Union No. 6. The Company considers its relationships with all of its employees to be in good standing.

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ITEM  2. PROPERTIES
--------------------------------------------------------------------------------

         The Company leases its executive offices and its SkillTech South printing facility (approximately 32,000 square feet), located at 130 Cedar Street, New York, NY, under a lease expiring in July 2003. The SkillTech North printing facility occupies space (approximately 24,000 square feet) at 480 Canal Street, New York, NY, under a lease expiring in August 2002. The rental payments under both of the lease agreements are subject to annual cost of living and maintenance increases.



--------------------------------------------------------------------------------
ITEM  3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         In November 1995, IMTECH entered into a three year service agreement with Corporate Relations Group, Inc. ("CRG"), whereby CRG was to provide IMTECH with promotional and brokerage communication services. As consideration for its services, IMTECH was to pay CRG the sum of $300,000 or 171,000 shares of its free trading Class A Common Stock plus 500,000 options to purchase 500,000 shares of its Class A Common Stock at exercise prices ranging from $1.75 to $3.06 per share for a period of five years. IMTECH elected to pay CRG by issuing 171,000 shares of Class A Common Stock. Initially, IMTECH delivered to CRG 92,250 shares of the freely traded Class A Common Stock, which it borrowed from a number of shareholders. IMTECH repaid the shareholders by making cash interest payments at a rate of 10% per annum, in addition to making cash payments for the borrowed shares. The balance of the 78,750 shares was not remitted to CRG. CRG has asserted a claim for the balance of the shares. IMTECH has disputed the claim based upon the position that CRG did not perform under the provisions of the service contract.

         While the Company has not commenced legal action to recover the shares of stock and/or monetary and/or punitive damages from CRG, the Company is considering the cost of commencing an action as related to the chances of a monetary recovery from CRG as it understands that CRG has been the subject of a regulatory inquiry concerning the conduct of its business.

         Harold Russell ("Russell") has filed an action in the New York State Supreme Court against the Company, claiming the aggregate sum of $3,750,000, in addition to interest and attorney's fees, alleging that the Company has made no payments pursuant to the installment promissory note issued to Russell as a result of the purchase of Skillcraft by IMTECH. The Company is contesting the action filed by Russell as the promissory note issued by the Company to Russell is being held in escrow and subject to escrow agreement. Additionally, the Company has denied that he is entitled to the sum claimed by him based upon the claim of fraud and misrepresentation with respect to the purchase of his stock ownership in Skillcraft. Motions before the court by both the Company and Mr. Russell are currently pending. Additionally, Russell has served a notice of intent to arbitrate, before the American Arbitration Association, asserting a claim that the Company and Halcon Acquisition Corp., a wholly owned subsidiary of the Company, violated his employment agreement by terminating his employment. The Company's subsidiary, Halcon, terminated his employment agreement based upon allegations of fraud in the inducement by Russell in entering into the employment agreement which was related to the acquisition of the Skillcraft shares of stock from Mr. Russell. The Company has filed a motion to stay the arbitration based upon technical and other grounds and is awaiting the Court's decision.

         The Company filed an action in the New York State Supreme Court (New York County) against Russell. The action is for damages sustained by the Company as a result of alleged fraud and intentional misrepresentation with respect to the purchase of stock from Mr. Russell on July 24, 1998, wherein the Company purchased all of the issued and outstanding common stock of Skillcraft. The Company has claimed compensatory and punitive damages in the sum of $12,500,000 and $10,000,000, respectively. An additional claim for recision and damages has also been asserted against Russell. Russell is contesting the Company

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ITEM  3. LEGAL PROCEEDINGS (CONTINUED)
--------------------------------------------------------------------------------

claims and denies the allegations asserted by the Company. Russell has made a motion to dismiss the Company's complaint and the Company is awaiting the Court's Decision.

         On May of 1999, a Company known as Amplicon, Inc. ("Amplicon") commenced an action against the Company in the United States District Court for the Southern District of New York alleging violation of an equipment lease by and between Amplicon and the Company. The Company leased a Heidelberg Four Color Quick Master Printing Press and related equipment by executing a lease/purchase agreement with Amplicon. The Amplicon claim is that the Company is obligated to pay the sum of $345,405, the balance of the payments due under the lease and, in addition, is required to agree with Amplicon on the termination of the lease as to the purchase price for the equipment. The Company secured all payments under the lease by posting a standby letter of credit in favor of Amplicon guaranteeing that all payments under the lease were to be made.

         Additionally, Amplicon commenced an action to obtain an order of seizure of the equipment claiming that Amplicon is entitled to possession of the leased equipment, and that in the event of default in payments, Amplicon can proceed to recover possession of the equipment. The Company is contesting the matter as the Company has asserted its answer to the complaint in that the lease is subject to an arbitration provision and, in addition, that representatives of Amplicon misrepresented to the Company and committed acts of fraud by their misrepresentation in having the Company execute a lease agreement which was inconsistent with the written lease proposal provided by Amplicon to the Company prior to the execution of the lease purchase agreement. The action is currently pending before the Court.

         The Company completed a private placement offering under Regulation D on July 24, 1998 for the sum of $4,000,000. The offering involved the issuance of an 12% convertible debenture which provided for the right of the holder of the debenture, in addition to receiving interest payments, to also receive 10% of the profits of the Company. The terms of the convertible debenture is for a period of five years with the right of the holder to convert the debenture into shares of Class A common stock of the Company, at any time during the term of the debenture. The right of conversion granted to the holder the right to convert the note into either 40% of the issued and outstanding Class A common stock for the conversion within the first year or up to 70% of the issued and outstanding Class A common stock thereafter. In April, 1999, the holders of the promissory note declared the Company in default of nonpayment of monetary interest during the first year of the note, and it is the Company's position that based upon the terms and conditions of the promissory note, that the principal ($4,000,000) of the note as per the terms of the note is payable in shares of Class A common stock of the Company. As of the current date, the holders of the notes have not taken any action with respect to their notice of default.

         The Company issued a promissory note to Harry Markovits, a former director of the Company. The balance due on the promissory note is approximately $133,000. Mr. Markovits passed away in April of 1998 and the note was transferred to his estate. The estate has asserted a claim for the sum of $133,000 plus interest due and that the Company has defaulted in payment of the note. Additionally, the agreement with Mr. Markovits required that the Company deliver to him 50,000 shares of the common stock of a Company known as INSCI Corp.,which is currently held in escrow. Mr. Markovits was further granted a subordinate UCC lien on the assets of the Company to secure the repayment of the promissory note. The lien granted to Mr. Markovits is a lien subordinated to the Company's principal lender, MTB Bank.



--------------------------------------------------------------------------------
ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         Not applicable.

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------

PART  II

--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         The Company's Class A common stock is traded in the over-the-counter market and included in the National Association of Securities Dealers Electronic Bulletin Board. Also traded in the over-the-counter market and on the Electronic Bulletin Board is the Company's Redeemable Class A Warrants. The symbols in the Electronic Bulletin Board system for the Class A common stock and Class A Warrants are "IMTKA" and "IMTKW", respectively. The table sets forth the range of the high and low closing bid prices for the Company's Class A common stock and Class A Warrants for the three most recently completed years ended March 31, 1999, 1998 and 1997, as reported on the NASD's Electronic Bulletin Board.

         The Company was advised by the NASDAQ Stock Market, Inc. ("NASDAQSM") that it no longer meets the current NASDAQSM listing requirements for continued listing on the NASDAQSM SmallCap Stock Market. Continued inclusion on the NASDAQSM SmallCap Stock Market generally requires that (i) the Company maintains at least $2,000,000 in tangible net assets; or (ii) $35,000,000 in market capitalization; or (iii) net income of at least $500,000 in two of the three prior years. Additionally, the Company is required to maintain at least 500,000 shares in the public float valued at $1,000,000 or more, a minimum common stock bid price of $1.00, at least two active market makers, and at least 300 shareholders of its stock. On the close of business, January 14, 1999, the Company received notification from NASDAQSM that it was not in compliance with the tangible net assets and dollar price listing rules and therefore decided to relocate the Company's securities from its SmallCap stock market to the over-the-counter market on the NASD's "Electronic Bulletin Board". As a result, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysis and the news media's coverage of the Company and lower prices for the Company's securities than might otherwise be attained. The prices listed in the following table represent prices between dealers, and do not include provisions for retail markups, markdowns or commissions. Consequently, they may not represent actual transactions.



    [THIS SPACE INTENTIONALLY LEFT BLANK--PLEASE REFER TO CHART ON NEXT PAGE]

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------









--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS  (CONTINUED)
--------------------------------------------------------------------------------




         ---------------------------------- -----------------------------------------------------
                                               CLASS A COMMON STOCK          CLASS A WARRANTS
                                                    ("IMTKA")                   ("IMTKW")
                                            -----------------------------------------------------
                                               HIGH          LOW           HIGH           LOW
         ---------------------------------- ------------- ------------- -------------- ----------
         YEAR ENDED MARCH 31, 1999:
             First quarter                  1  3/4            7/16          3/16           1/16
             Second quarter                 1  5/16           9/16          3/16           1/16
             Third quarter                      3/4           3/16          1/16            -
             Fourth quarter                    5/16           1/8             -             -

         ---------------------------------- ------------- ------------- -------------- ----------
         YEAR ENDED MARCH 31, 1998:
             First quarter                  1   3/8           17/32         11/32          1/8
             Second quarter                 2   11/16     1                 19/32          1/8
             Third quarter                  2   3/8           9/16          11/32          1/32
             Fourth quarter                 1   3/8           9/16          7/32           1/16

         ---------------------------------- ------------- ------------- -------------- ----------
         YEAR ENDED MARCH 31, 1997:
             First quarter                  2   15/16     1   3/8           1/2            9/32
             Second quarter                 2   7/8       1   7/16          9/16           3/16
             Third quarter                  1   13/16          3/4          17/64          1/8
             Fourth quarter                 1   21/32          3/4          5/16           1/8

         ---------------------------------- ------------- ------------- -------------- ----------


         At June 19, 1999, there were approximately 3,100 holders of record of the Company's Class A common stock, not including individuals with beneficial ownership interest.

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
 ITEM  6.         SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

         The selected financial data set forth below has been derived from the Company's audited financial statements. It should be read in conjunction with, and is qualified by reference to, the financial statements and accompanying notes included elsewhere in this report. The selected financial data for the fiscal year ended March 31, 1999 includes the consolidated results of the Company's wholly owned subsidiaries, Skillcraft and RDS, since the dates of acquisition.


         -------------------------------------------------------------------------------------------------
         YEAR ENDED MARCH 31,                       1999        1998         1997        1996        1995
         (IN THOUSANDS,
         EXCEPT FOR PER SHARE AMOUNTS)
         -------------------------------------------------------------------------------------------------

         STATEMENT OF OPERATIONS:
         Revenues                                $ 17,863    $  9,488    $ 10,715    $ 11,806    $ 14,048

         Loss from operations                      (7,925)     (1,873)     (1,262)     (1,808)     (1,220)

         Income (loss) from continuing
           operations                              (8,766)     (2,313)        446      (5,188)     (3,891)

         Loss from discontinued operations           --          --          --          (391)     (1,773)

         Net income (loss)                         (8,766)     (2,313)        446      (5,579)     (5,664)

         Preferred stock dividends                    238         270         258        --          --

         Net income (loss) applicable to
           common stockholders                     (9,004)     (2,583)        188      (5,579)     (5,664)

         Basic and diluted earnings (loss) per
           share from continuing operations      $   (.86)   $   (.46)   $    .04    $  (1.65)   $  (2.05)

         Basic and diluted earnings (loss) per
           share from discontinued operations        --          --          --      $   (.12)   $   (.64)
         -------------------------------------------------------------------------------------------------

         FINANCIAL POSITION:
         Total assets                            $ 11,273    $  6,502    $  8,430    $  7,767    $  9,593

         Long-term obligations                      8,108       2,812       1,496       3,524       4,497

         Stockholders' equity (deficiency)[1]      (7,313)        384       3,664        (858)      1,169

         -------------------------------------------------------------------------------------------------


         [1] The Company has not paid dividends since its inception.


--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF RESULTS OF OPERATIONS

         The following schedule sets forth the percentage relationship of significant items of the Company's results of operations to revenues. The financial data for the fiscal year ended March 31, 1999 includes the consolidated results of the Company's wholly owned subsidiaries, Skillcraft and RDS, since the dates of acquistion:


         ------------------------------------------------------------------------------------------------
         YEAR ENDED MARCH 31,                                       1999            1998            1997
         ------------------------------------------------------------------------------------------------

         Revenues                                                    100%            100%            100%
         Cost of sales                                                75              77              79
                                                              -------------------------------------------
         Gross profit                                                 25              23              21
         Operating expenses:
             Selling, general & administrative                        36              43              28
             Asset impairment charges                                 32               -               -
             Amortization of goodwill                                  1               -               -
             Other costs                                               -               -               5
                                                              -------------------------------------------
         Loss from operations                                        (44)            (20)            (12)
         Other (income) expenses:
             Interest expense, net                                     5               3               1
             Amortization of beneficial conversion from
                 convertible debt                                      -               4               1
             Gain on sale of INSCI Corp. stock                         -              (3)            (19)
             Equity in net loss of INSCI Corp.                         -               -               2
                                                              -------------------------------------------
         Net income (loss)                                           (49)            (24)              3
         Preferred stock dividends                                     1               3               2
                                                              -------------------------------------------
         Net income (loss) applicable to common
             stockholders                                            (50)%           (27)%             1%
         ---------------------------------------------------- ===========================================

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

FISCAL YEAR 1999 AS COMPARED TO FISCAL YEAR 1998

         During the Fiscal year ended March 31, 1999 (Fiscal 1999), the Company generated consolidated revenues of $17,863,000, of which IMTECH reported approximately $9,761,000 or 55% of consolidated revenues compared to revenues of $9,488,000 for the fiscal year ended March 31, 1998 ("Fiscal 1998"). Skillcraft generated approximately $7,857,000 or 44% of consolidated revenues. RDS, which was acquired at the end of November 1998, generated $245,000 of consolidated revenues, or 1%. Revenues for Fiscal 1999 increased by approximately $8,375,000 or 88%. The Skillcraft acquisition accounted for $7,857,000 or 94% of the increase while IMTECH's RSC division increased by $601,000 or 7%. IMTECH's RSC Division accounted for approximately $9,183,000 or 51% of consolidated revenues for Fiscal 1999.

         The net increase in revenues generated by the Skillcraft and RDS acquisitions, as well as the growth at IMTECH's RSC division were partially offset by decreases in revenues of $165,000 or 22% from Fiscal 1999 revenues of $579,000 compared to revenues of $744,000 in Fiscal 1998 in the Company's Facilities Management Division [FACM]. The decrease in FACM revenues is a result of management's continued policy not to renew certain FACM contracts as a result of competitive pricing which reduced operating margins below management's requirements. In addition, the Company's now defunct litigation duplication division had revenues of $163,000 in Fiscal 1998.

         The Company's consolidated cost of sales were $13,338,000 (or 75% of revenues) for the Fiscal year ended March 31,1999, an increase of $6,014,000 or 82% from cost of sales of $7,324,000 or 77% of revenue in Fiscal 1998. A majority of the increase in consolidated cost of sales is attributed to the acquisition of the Company's wholly owned subsidiaries Skillcraft and RDS acquired during the past Fiscal year. The cost of sales of the acquired Companies contributed $6,654,000 or 50% of the total cost. The net increase in consolidated cost of sales was offset by a decrease in cost of sales of IMTECH of $640,000 or 9% to $6,684,000 or 68% for Fiscal 1999 compared to cost of sales of $7,324,000 or 77% for Fiscal 1998. The decrease in the cost of sales reported by IMTECH is primarily attributable to cost savings realized from the reduction of IMTECH's labor force and related costs from the prior year period, as well as from synergies achieved through the Skillcraft acquisition, whereby the Company is able to produce certain large client projects on Skillcraft's larger presses which give clients quicker turn times on their jobs and reduced the level of overtime and related costs at the IMTECH facility.

         For Fiscal 1999, the Company reported gross profit of $4,526,000 or 25% on a consolidated basis; an increase of $2,361,000 or 109% from gross profits of $2,165,000 or 23% in Fiscal 1998. Gross profits for Fiscal 1999 were $3,079,000 or 32% of IMTECH's revenue, $1,382,000 or 18% of Skillcraft's revenue and $65,000 or 26% of RDS revenue. Gross profits at IMTECH increased by $912,000 or 42% to $3,077,000 or 32% for Fiscal 1999 compared to gross profits of $2,165,000 or 23% in Fiscal 1998. The increase in gross profits at IMTECH is directly attributable to the synergies the Company envisioned with its acquisition of the Skillcraft group, whereby the Company through the use of its internally developed WOTS system, manages workflow of projects to ensure that projects are produced at the most cost efficient facility for that particular project. These increased gross profits were impacted by the deterioration of the business acquired in the Skillcraft acquisition. Due to the loss of large commercial accounts and certain profitable financial clients (see details in legal proceedings and liquidity analysis) gross profits at Skillcraft were $1,382,000 or just 18% of sales produced at the Skillcraft facility.

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

FISCAL YEAR 1999 AS COMPARED TO FISCAL YEAR 1998 (CONTINUED)

         Consolidated operating expenses were $12,451,000 or 69% of Fiscal 1999 revenue, an increase of $8,414,000 from consolidated operating expenses of $4,037,000, in Fiscal 1998.

         Selling General and Administrative ("S, G & A") expenses for Fiscal 1999 were $6,505,000 or 36% of consolidated sales, an increase of $2,467,000 or 61% from S, G & A expenses of $4,037,000 in Fiscal 1998. S, G & A costs of $1,820,000 and $95,000 relate to the acquisition of Skillcraft and RDS, respectively. In addition, during fiscal 1999, the Company took additional charges related to the deterioration of the Skillcraft business (see litigation proceedings and liquidity analysis). To properly reflect the current business of Skillcraft, the Company added to its accounts receivable reserve, took a write down of certain inventory items, as well as charges related to compensation increases and contract commitments to senior managers and staff for promises left unfulfilled by the previous owners. S, G & A expenses at IMTECH were $4,590,000 or 26% of consolidated revenues, an increase of $553,000 or 14% from S, G & A expenses of $4,037,000 or 43% in fiscal 1998. Included in this increase at IMTECH were costs for professional fees and services related to the integration of Skillcraft, fees to Kaplan and Associates and related option expense amortization as the Company hired a financial public relations firm to create a broader interest in its stock and its attempt to stay listed on the NASDAQ small cap market, as well as additional costs in technology and human resources as the Company increased its management infrastructure to meet the demands of pursuing, completing and integrating its newly acquired wholly owned subsidiaries.

         During Fiscal 1999, the Company recorded amortization of goodwill of $204,000 or 1% of consolidated revenues in fiscal 1999. In addition, at March 31, 1999, due to the ongoing operating difficulties at the Company's Skillcraft facility because of the ongoing litigation with Harold Russell, the Company wrote off the entire amount of unamortized goodwill of $5,661,610 related to its July 1998 acquisition of Skillcraft. Reference is made to the legal proceedings, liquidity and capital analysis sections for details of the operating difficulties experienced since the Skillcraft acquisition. [See Notes A, C, F, P & R]

         Consolidated Interest Expense for fiscal 1999 was $841,000 or 5% of consolidated revenues. The increase in interest expense for the combined organizations was attributable to interest costs incurred as a result of increased borrowing under a credit arrangement with MTB Bank, which in the aggregate amounted to $513,000. In addition, the Company incurred interest expense of $328,000 for fiscal 1999 relating to the 12% subordinated convertible debentures issued in connection with the July 1998 acquisition of Skillcraft.

         During fiscal year 1998, the Company sold and exchanged 200,435 shares of stock in INSCI Corp., its former majority-owned subsidiary, resulting in a realized gain of approximately $278,000.

         To comply with the Securities and Exchange Commission position announced in March 1997 regarding the accounting for the beneficial conversion feature attached to certain convertible debt instruments, IMTECH

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

FISCAL YEAR 1999 AS COMPARED TO FISCAL YEAR 1998 (CONTINUED)

recorded an interest charge of approximately $444,000 (5% of total 1997 revenues) for the twelve months ended March 31, 1998.

         In Fiscal 1999, the Company recorded a dividend of $235,000 or 1% of consolidated revenues (paid in common stock) on its 12% Preferred Stock. During the third quarter of fiscal 1999, the Company undertook an effort to arrange for a standstill agreement with its 23 preferred stockholders. As of March 31,1999, six preferred holders agreed to the standstill agreement. The remaining preferred holders are in the process of being converted into shares of the Company's Class A Common Stock under the provision of the exchange terms of the Preferred Stock Agreement and were presented as converted in the accompanying consolidated financial statements. [see note K].

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

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

FISCAL YEAR 1998 AS COMPARED TO FISCAL YEAR 1997 (CONTINUED)

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

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The schedule below sets forth the Company's cash flow activities for the fiscal years ended March 31, 1999, 1998 and 1997:


         -------------------------- -------------- ---------------- ----------------

         YEAR ENDED MARCH 31,          1999             1998              1997
         -------------------------- -------------- ---------------- ----------------

         Operating activities       $   (408,000)    $   (256,000)     $ (1,572,000)

         Investing activities         (5,039,000)        (370,000)        1,689,000

         Financing activities          5,447,000         (603,000)         (900,000)
                                    -------------- ---------------- ----------------

         Net decrease in cash and
             cash equivalents       $      --        $ (1,229,000)     $   (783,000)

         -------------------------- -------------- ---------------- ----------------



                                   OPERATIONS

         During the fiscal year ended March 31, 1999, the Company incurred a loss from operations before depreciation, amortization, asset impairment and other non-cash charges of approximately $1,067,000.


                              INVESTING ACTIVITIES

         Net cash used as a result of investing activities amounted to approximately $5,039,000 for the fiscal year ended March 31, 1999, and is primarily attributable to cash used for capital expenditures of approximately $642,000 and aggregate payments of approximately of $4,397,000 for the purchase of both Skillcraft and RDS, net of approximately $507,000 of cash acquired in the acquisitions.


                              FINANCING ACTIVITIES

         During the fiscal year ended March 31, 1999 the Company provided net cash for financing activities of approximately $5,448,000, which was a result in part to the following:

-- The Company borrowing net proceeds of approximately $920,000 from MTB Bank under its current credit agreement;
-- The utilization of a bank overdraft of approximately $323,000;
-- The receipt of proceeds totaling $4,000,000 from the issuance of 12% subordinated convertible debentures in connection with a July 1998 private placement; which proceeds were used directly for the acquisition of Skillcraft.

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

                        FINANCING ACTIVITIES (CONTINUED)

-- The receipt of proceeds of $1,300,000 from GE Capital Corporation in the form of a term loan; whose proceeds were used to finance the acquisition of Skillcraft.
-- Cash in the aggregate of approximately $1,030,000 was used to repay capital lease obligations of approximately $326,000 and other long-term debt obligations of approximately $704,000;
-- The Company incurred costs for securing equity placements during 1999 of $15,000.

                                CAPITAL RESOURCES

         As of March 31, 1999 the Company had a working capital deficiency of approximately $6,053,000.

         In November 1997, IMTECH entered into a secured credit arrangement with MTB Bank (the "Bank"). Under the credit arrangement, IMTECH is allowed to borrow up to 80% of eligible accounts receivable and 35% of eligible paper inventory (up to a maximum of $50,000), both of which in the aggregate cannot exceed a total of $1,500,000 (including $250,000 in outstanding letters of credit) at any one time. The agreement was subsequently amended in August 1998 to include the acquisition of Skillcraft. The amended agreement increased the company's borrowing capacity to $2,500,000. MTB, as part of the increase in the credit agreement has made available under the borrowing formula, 80% of eligible accounts receivable less a reserve of $750,000.

         IMTECH's management is constantly focused on investing its capital and labor in its production infrastructure by introducing cutting edge technology in conjunction with investments in state-of-the-art production equipment. These efforts are designed to stream line the IMTECH operations and enable it to service its clients economically and more efficiently, as well as, to broaden the scope of services it offers. In addition, IMTECH has embarked on an extensive marketing campaign to create an awareness in the financial research community. However, the changing environment of the financial research printing industry requires that IMTECH take certain measures to ensure its ability to stay competitive and continue to build a business platform for future growth. Over the past year, IMTECH has been witness to the merger of many of its clients. These mergers have created a perception in the financial research printing industry that a larger printer is a needed to meet the resulting printing demand. The creation of these larger combined entities, along with the emergence of the presence of European banks in the U.S. brokerage industry, has created a need to establish a global presence to remain competitive.

         In response to these evolving market conditions, on July 24, 1998, IMTECH acquired all of the issued and outstanding common stock of KRL Litho, Inc., d/b/a The Skillcraft Group ("Skillcraft") for a price of approximately $8,772,000, which consisted of a purchase price of $9,000,000 less working capital adjustments of $228,000.

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

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


                          CAPITAL RESOURCES (CONTINUED)

         RDS is a New York based provider of intelligent fulfillment and distribution services to the research report production industry. The acquisitions of both Skillcraft and RDS provide a business platform capable of protecting IMTECH against declines of market share in the printing industry, and establishes a basis for continued future growth. IMTECH and its two wholly owned subsidiaries, Skillcraft and RDS (collectively known as the "Company"), operate as separate divisions doing business as Skilltech Global Graphics and Communications ("SkillTech"). By creating a new organization that can provide complete financial research and commercial printing services, the Company believed it would be more competitive in its existing markets and would expand its production capabilities to create new products and market opportunities. In addition, Skillcraft's affiliation with a London based printer would assist the Company in establishing a global presence.

         IMTECH paid approximately $4,772,000 at the Skillcraft closing and issued promissory notes to its sellers in the aggregate amount of $4,000,000 payable in forty (40) equal monthly installments of $100,000, commencing in November 1998. The funds for the $4,772,000 down payment were raised through a private placement completed by IMTECH whereby it issued 12% subordinated convertible debentures for the aggregate amount of $4,000,000, and executing a secured promissory note for proceeds of $1,300,000 borrowed from General Electric Capital Corporation ("GE"). For the net assets of RDS, IMTECH paid $36,000 of the required $60,000 at closing and issued a promissory note to the seller of RDS in the amount of $1,000,000, payable in forty (40) equal monthly installments of $25,000 scheduled to commence in December 1998. The Company as of March 31,1999 has not remitted the remaining $24,000 due at closing and has not made any payments toward its note obligation on the RDS purchase. Excess funds raised over the minimum down payments required at the closing of the acquisitions were used for the immediate working capital requirements of the combined organization.

         The Company is continuing to identify and pursue additional potential acquisition candidates to respond to the changing environment of the financial research printing industry. Industry mergers have created a perception in the financial research printing industry that larger printers are needed to meet the resulting printing demands. The creation of the combined larger entities coupled with the price-cutting by competitors to garner more market share has contributed toward IMTECH's past operating difficulties.

         In January 1999, management undertook certain measures to address losses incurred from the deterioration of business at the Skillcraft facility as a result of the alleged fraud and misrepresentation by Russell in the conveyance of Skillcraft. Despite these operating difficulties the Company tried to begin leveraging the strengths of the combined companies. Accordingly, management has consolidated and streamlined the operations of the organization's daytime (first) shifts. Additionally, the Company was able to obtain certain concessions from its unions to adjust other production shifts to minimize the amount of overtime costs incurred without affecting workloads during peak production periods.

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


                          CAPITAL RESOURCES (CONTINUED)

         Management has also scaled back and eliminated certain professional consulting services, which were utilized during the integration of the personnel of IMTECH, Skillcraft and RDS immediately following the acquisitions.

         In addition, the Company undertook the termination of employees who served similar roles in the respective companies to reflect the severe decline in sales. The Company also eliminated or scaled back certain other public relation, professional and technology related agreements. In addition, the Company's Chairman and CEO, Matti Kon, and its President and CFO, Joseph Gitto, reduced their compensation arrangements by $50,000 each per annum. Members of the Company's senior management agreed to concessions of 10% of their annual compensation. In addition, the Company has suspended interest payments to certain investor groups. The Company's management believes that it is improbable to maintain all of these concessions for an extended period. The Company is exploring various financial alternatives, including a capital infusion and has retained a financial advisor to assist the Company in evaluating financial strategies or alternatives. Management believes that because of the severe downturn in its business, directly attributable to the allegations against Mr. Russell, that the Company will not be able to attain profitability with two operating locations and believes that the improvement in its gross profits achieved in fiscal 1999 will begin to deteriorate as the Company has to support increasing idle capacity. If the Company is unable to secure the financing required to consolidate its operations and curtail its losses and protect its profit margins, the Company may be forced to find an acquirer for the business or pursue other remedies.

NEW ACCOUNTING STANDARDS

         During the fiscal year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

INFLATION

         The Company has not experienced significant increases in the prices of materials or in the payment of operating expenses as a result of inflation. Although inflation has not been a significant factor to date, there can be no assurances that it will not be in the future.

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

YEAR 2000 COMPUTER SOFTWARE CONVERSION

         The Company relies on numerous computer programs in its day- to- day business. Older computer programs use only two digits to identify a year in its date field. As a result, when the Company has to identify the year 2000, the computer will think it means the year 1900 and the operation attempting to be performed may fail or crash resulting in the potential interference in the operations of the Company's business. The Company has implemented procedures to safeguard against the Year 2000 conversion problem. The cost of the implementation of the Year 2000 safeguards was not material to the Company as a whole. In addition, the Company has had communications with all of its major customers and suppliers to determine the extent to which the Company's interface systems are vulnerable to any failure by third parties to upgrade their own software. The Company believes that its large customers and suppliers are addressing the issues and will timely adjust their systems. However, if such modifications are not made by its vendors or customers, or are not completed in a timely manner, the Company's operations could adversely be affected.

FORWARD LOOKING INFORMATION

         This Form 10-K report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of revenues, earnings and cash flows. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following: the Company's successful execution of internal performance plans; performance issues with key suppliers; subcontractors and business partners; legal proceedings; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development; commercialization and technological difficulties; and capacity and supply constraints or difficulties.



--------------------------------------------------------------------------------
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

         The information required by this Item is incorporated by reference to the Table of Contents to the Financial Statements and Schedules, which appear on page 26 hereof.

--------------------------------------------------------------------------------
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------------------------

         None.

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------



PART III

--------------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

         The information required by this Item will be included in the Company's proxy statement with respect to its 1999 annual meeting of stockholders to be filed with the Commission within 120 days following March 31, 1999 under the captions "Election of Directors," and "Directors and Executive Officers of the Registrant" and is incorporated herein by this reference as if set forth in full herein.



--------------------------------------------------------------------------------
ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The information required by this Item will be included in the Company's proxy statement with respect to its 1999 annual meeting of stockholders to be filed with the Commission within 120 days following March 31, 1999 under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values" and "Directors' Compensation" and is incorporated herein by this reference as if set forth in full herein.



--------------------------------------------------------------------------------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         The information required by this Item will be included in the Company's proxy statement with respect to its 1999 annual meeting of stockholders to be filed with the Commission within 120 days following March 31, 1999 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference as if set forth in full herein.



--------------------------------------------------------------------------------
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         The information required by this Item will be included in the Company's proxy statement with respect to its 1999 annual meeting of stockholders to be filed with the Commission within 120 days following March 31, 1999 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference as if set forth in full herein.

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------


PART IV

--------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

[a] (1)  FINANCIAL STATEMENTS
         Incorporated by reference to the Table of Contents to Financial Statements and Schedules on page 26 of this report Form 10-K.

[a] (2)  FINANCIAL STATEMENT SCHEDULES
         Incorporated by reference to the Table of Contents to Financial Statements and Schedules on page 26 of this report Form 10-K.

[a] (3)  EXHIBITS
         Incorporated by reference to the Index of Exhibits appearing at the end of this report on Form 10-K.

[b]      REPORTS ON FORM 8-K
         During the period between April 1, 1998 and June 29, 1999, the Company filed with the Commission reports on Form 8-K as follows:

         1. A report of Form 8-K/A, dated June 18, 1998 was filed with the Commission on June 23, 1998, supplementing the Form 8-K, dated March 20, 1998 reporting the terms of the 12% Secured Convertible Promissory Notes issued by the Company.

         2. A report on Form 8-K, dated July 24, 1998, was filed with the Commission on July 31, 1998 reporting the acquisition by IMTECH of all of the issued and outstanding common stock of KRL Litho, Inc., d/b/a The Skillcraft Group ("Skillcraft").

         3. A report on Form 8-K, dated July 24, 1998, was filed with the Commission on August 3, 1998 reporting the completion of outside financing in the form of $4,000,000 of 12% Convertible Subordinated Debentures and a $1,300,000 equipment financing arrangement with GE Capital Corporation.

         4. A report on Form 8-K, dated August 13, 1998, was filed with the Commission on August 31, 1998 reporting an amendment to the Company's credit facility with MTB Bank.

         5. A report on Form 8-K/A, dated September 30, 1998, was filed with the Commission on September 30, 1998 supplementing the Form 8-K, dated July 24, 1998 reporting the acquisition by IMTECH of all of the issued and outstanding common stock of Skillcraft.

         6. A report on Form 8-K, dated November 13, 1998, was filed with the Commission on November 23, 1998 reporting the acquisition by IMTECH of all of the issued and outstanding common stock of RDS, Research Distribution Services, Inc. ("RDS").

         7. A report on Form 8-K/A, dated January 27, 1999, was filed on January 28, 1999 supplementing the Form 8-K, dated November 13, 1998 reporting the acquisition by IMTECH of all of the issued and outstanding common stock of RDS.

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)
--------------------------------------------------------------------------------

[b]      REPORTS ON FORM 8-K (CONTINUED)
         During the period between April 1, 1998 and June 29, 1999, the Company filed with the Commission reports on Form 8-K as follows:

         8. A report on Form 8-K/A, Amendment No. 2, dated March 8, 1999, was filed with the Commission on March 10, 1999 amending Forms 8-K/A, dated September 30, 1998 and January 27, 1999 which supplemented Forms 8-K, dated July, 24, 1998 and November 13, 1998, respectively, reporting the acquisitions of Skillcraft and RDS.

         9. A report on Form 8-K, dated April 5, 1999, was filed with the Commission on April 5, 1999 reporting a court stipulation and order for the Company to issue Class A common shares as a result of the conversion of the outstanding 12% Convertible Preferred Stock.

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INFORMATION MANAGEMENT TECHNOLOGIES
                                                  CORPORATION

                                              By: /S/ MATTI KON
                                                  -------------
                                                      Matti Kon,
                                                      Chief Executive Officer

                                              By: /S/ JOSEPH A. GITTO, JR.
                                                  ------------------------
                                                      Joseph A. Gitto, Jr.,
                                                      President and Chief
                                                      Financial Officer
DATED: NEW YORK, NEW YORK
       JUNE 29, 1999



POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matti Kon and/or Joseph Gitto, as his attorney-in-fact, with the power of substitution, for him in any attached and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


--------------------------------------------------------------------------------
      SIGNATURE                      TITLE                                DATE
--------------------------------------------------------------------------------

/S/ MATTI KON               Chairman, Chief Executive Officer      June 29, 1999
-----------------------     & Director
Matti Kon

/S/JOSEPH A. GITTO, JR.     President, Chief Financial Officer     June 29, 1999
-----------------------     & Director
Joseph A. Gitto

/S/ DALE L. HIRSCHMAN       Director                               June 29, 1999
-----------------------
Dale L. Hirschman

/S/ KENNETH J. BUETTNER     Director                               June 29, 1999
-----------------------
Kenneth J. Buettner

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------



TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS AND
    SCHEDULES


--------------------------------------------------------------------------------
                                                                           PAGE
FINANCIAL STATEMENTS:
Report of Independent Accountants                                            F-1

Consolidated Balance Sheets as of March 31, 1999 and 1998                    F-2

Consolidated Statements of Operations for the Years Ended March 31, 1999,
     1998 and 1997                                                           F-4


Consolidated Statements of Stockholders' Equity (Deficiency) for the Years
Ended March 31, 1999, 1998 and 1997                                          F-5

Consolidated Statements of Cash Flows for the Years Ended March 31, 1999,    F-6
1998 and 1997

 Consolidated Notes to Financial Statements                                  F-8


FINANCIAL STATEMENT SCHEDULES:
    Schedule II - Valuation and Qualifying Accounts                         F-31

--------------------------------------------------------------------------------




SCHEDULES NOT LISTED IN THE ABOVE TABLE OF CONTENTS HAVE BEEN OMITTED BECAUSE THEY DO NOT APPLY OR ARE NOT REQUIRED OR THE INFORMATION REQUIRED TO BE SET FORTH THEREIN IS INCLUDED THE CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES THERETO.

                        REPORT OF INDEPENDENT ACCOUNTANTS



THE STOCKHOLDERS AND
BOARD OF DIRECTORS OF
INFORMATION MANAGEMENT TECHNOLOGIES
  CORPORATION AND SUBSIDIARIES


         We have audited the accompanying consolidated balance sheets of INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION and its subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

         We have also audited Schedule II for the years ended March 31, 1999, 1998 and 1997. In our opinion, this schedule presents fairly the information required to be set forth therein.

         The accompanying consolidated financial statements and schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has sustained substantial losses in the last two years, has experienced a deficiency in cash flows from operations in each of its last three fiscal years and has a working capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A to the accompanying consolidated financial statements. The consolidated financial statements and schedule do not include any adjustments that might result from the outcome of this uncertainty.




                                           /S/MAHONEY COHEN & COMPANY, CPA, P.C.
                                           -------------------------------------
                                             Mahoney Cohen & Company, CPA, P.C.


New York, New York
June 9, 1999

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------
MARCH 31,                                                              1999           1998
--------------------------------------------------------------------------------------------
ASSETS  [Notes  E, H and J]:
Current assets:
     Cash - restricted  [Note  G]                                  $   225,511   $   126,068

     Accounts receivable, net of allowance for doubtful
          accounts of $225,000 and $99,000 at March 31,
          1999 and 1998, respectively [Notes B and O]
                                                                     3,426,055     1,302,212
     Inventory  [Note  B]
                                                                       648,524       230,144
     Due from related parties  [Note  H]
                                                                          --         329,088
     Prepaid expenses and other current assets
                                                                       124,252       231,615
                                                                   -----------   -----------
            Total current assets
                                                                     4,424,342     2,219,127
                                                                   -----------   -----------

Property and equipment - at cost  [Notes  B, E, F and G]:
     Production equipment
                                                                     6,342,871     3,314,525
     Computer software applications
                                                                       782,329       439,676
     Furniture and fixtures
                                                                       488,069       359,490
     Leasehold improvements
                                                                       771,278       679,975
     Computer equipment
                                                                       902,836       713,871
                                                                   -----------   -----------

                                                                     9,287,383     5,507,537
     Less:  Accumulated depreciation and amortization
                                                                     4,796,973     2,395,999
                                                                   -----------   -----------
            Net property and equipment
                                                                     4,490,410     3,111,538
                                                                   -----------   -----------

Other assets:
     Cash - restricted  [Note  G]
                                                                       228,671       378,202
     Investment in INSCI Corp.  [Note  D]
                                                                     1,117,332       436,032
     Goodwill, net of accumulated amortization and impairment of
          $5,945,781 at March 31, 1999 [Notes B, C and R]
                                                                       729,394          --
     Deposits and other  [Note  B]
                                                                       282,737       356,689
                                                                   -----------   -----------
            Total other assets
                                                                     2,358,134     1,170,923
                                                                   -----------   -----------

                                                                   $11,272,886   $ 6,501,588
                                                                   ===========   ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------




------------------------------------------------------------------------------------------------
MARCH 31,                                                               1999              1998
------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIENCY)
Current liabilities:
     Cash overdraft                                                 $    413,449    $     90,417
     Loan payable - bank [Note  E]                                     1,845,639            --
     Current maturities of long-term debt [Note  F]                    4,260,405         266,925
     Current maturities of long-term capital lease
          obligations [Note  G]                                          310,184         363,795
     Accounts payable                                                  2,374,702       1,606,549
     Due to related party [Note  H]                                      112,249         255,213
     Accrued salaries                                                    198,304         138,865
     Accrued expenses and other current liabilities                      962,170         583,586
                                                                    ------------    ------------
            Total current liabilities                                 10,477,102       3,305,350
                                                                    ------------    ------------

Loan payable - bank [Note  E]                                               --           925,975
Long-term debt, less current maturities [Note  F]                      2,465,257          21,607
Capital lease obligations, less current maturities
     [Note  G]                                                           319,637         614,354
Deferred rent [Note  I]                                                  332,630         365,351
Convertible obligations [Note  J]                                      4,990,800         884,800

Commitments and contingencies
     [Notes E through G, I, J, M and N]

Stockholders' equity (deficiency):
     12% convertible preferred stock  [Note  K]:
        Authorized - 3,000,000 shares at $1.00 par value;
        463,673 and 2,660,733 shares issued and outstanding
        at March 31, 1999 and 1998, respectively; ($463,673
        and $2,660,733 of aggregate liquidation value as of
        March 31, 1999 and 1998, respectively)                           463,673       2,660,733
     Class "A" common stock and capital in excess of
        $.04 par value [Note  M]:
        Authorized - 100,000,000 shares;
        15,497,647 and 5,789,846 shares issued and
        outstanding at March 31, 1999 and 1998, respectively          35,094,747      32,271,821
     Accumulated deficit                                             (42,870,960)    (34,548,403)
                                                                    ------------    ------------
            Total stockholders' equity (deficiency)                   (7,312,540)        384,151
                                                                    ------------    ------------

                                                                    $ 11,272,886    $  6,501,588
                                                                    ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------------
YEARS ENDED MARCH 31,                                         1999            1998            1997
-----------------------------------------------------------------------------------------------------

Revenues  [Notes  B and O]                               $ 17,863,466    $  9,488,340    $ 10,714,711
Cost of sales                                              13,337,690       7,323,641       8,488,716
                                                         ------------    ------------    ------------
     Gross profit                                           4,525,776       2,164,699       2,225,995
                                                         ------------    ------------    ------------

Operating expenses:
     Selling, general and administrative                    6,504,914       4,037,474       2,937,712
     Goodwill impairment  [Note  R]                         5,661,610            --              --
     Amortization of goodwill  [Notes  B and C]               284,171            --              --
     Other costs  [Note  S]                                      --              --           550,000
                                                         ------------    ------------    ------------
            Total operating expenses                       12,450,695       4,037,474       3,487,712
                                                         ------------    ------------    ------------

Loss from operations                                       (7,924,919)     (1,872,775)     (1,261,717)

Other (income) expenses:
     Interest expense, net                                    840,988         273,435         134,247
     Interest amortization of beneficial conversion
        feature attached to 12% convertible secured
        promissory notes  [Notes  B  and J]                      --           444,444          88,889
     Gain from the sale of INSCI Corp. stock  [Note D]           --          (277,785)     (2,089,020)
     Equity in net loss of INSCI Corp.                           --              --           158,030
                                                         ------------    ------------    ------------
            Net other (income) expenses                       840,988         440,094      (1,707,854)
                                                         ------------    ------------    ------------

Net income (loss)                                          (8,765,907)     (2,312,869)        446,137
Preferred stock dividends                                     237,950         270,159         257,520
                                                         ------------    ------------    ------------

Net income (loss) applicable to common stockholders      $ (9,003,857)   $ (2,583,028)   $    188,617
                                                         ============    ============    ============

Earnings (loss) per share [Note Q]:
     Basic                                               $      (0.86)   $      (0.46)   $       0.04
     Diluted                                             $      (0.86)   $      (0.46)   $       0.04

Shares used in computing earnings (loss) per share:
     Basic                                                 10,498,899       5,589,483       5,129,143
     Diluted                                               10,498,899       5,589,483       5,129,143
                                                         ============    ============    ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------------------------
YEARS ENDED MARCH 31,                                                       1999          1998          1997
-----------------------------------------------------------------------------------------------------------------

SHARES OF CLASS "A" COMMON STOCK
  [Note  M]
    Beginning balance                                                    5,789,846       5,579,552       3,535,078
       Issuance of common stock from preferred stock conversion          9,372,653         210,294            --
       Issuance of common stock for services                                  --              --            60,000
       Issuance of common stock from debenture conversion                     --              --         1,883,643
       Transfer agent administration error                                 335,148            --           100,831
                                                                      ------------    ------------    ------------
    Ending balance                                                      15,497,647       5,789,846       5,579,552
                                                                      ============    ============    ============

SHARES OF 12% CONVERTIBLE PREFERRED STOCK
  [Note  K]
    Beginning balance                                                    2,660,733       2,534,100       2,026,580
       Preferred stock dividends-in kind                                   132,990         270,159         257,520
       Issuance of common stock from preferred stock conversion         (2,330,050)       (143,526)           --
       Issuance of preferred stock from debenture conversion                  --              --           250,000
                                                                      ------------    ------------    ------------
    Ending balance                                                         463,673       2,660,733       2,534,100
                                                                      ============    ============    ============

PAR VALUE OF CLASS "A" COMMON STOCK AND CAPITAL IN EXCESS
    OF PAR VALUE
    Beginning balance                                                 $ 32,271,821    $ 31,751,659    $ 29,699,933
       Costs associated with various registrations and placements          (15,000)       (130,210)       (187,563)
       Stock options granted to preferred stockholders                      86,260            --              --
       Issuance of common stock from debenture conversion                  302,840            --         2,100,000
       Issuance of common stock from preferred stock conversion          2,330,050         143,526            --
       Non-employee compensation from the grant of stock options
          (of which $36,252 is prepaid in 1999)                            118,776          62,402            --
       Non-employee compensation from the issuance of common
          stock                                                               --              --            50,400
       Amortization of beneficial conversion feature attached to
           convertible debt                                                   --           444,444          88,889
                                                                      ------------    ------------    ------------

    Ending balance                                                      35,094,747      32,271,821      31,751,659
                                                                      ------------    ------------    ------------
PAR VALUE OF 12% CONVERTIBLE PREFERRED STOCK
    Beginning balance                                                    2,660,733       2,534,100       2,026,580
       Preferred stock dividends-in kind                                   132,990         270,159         257,520
       Issuance of common stock from preferred stock conversion         (2,330,050)       (143,526)           --
       Issuance of preferred stock from debenture conversion                  --              --           250,000
                                                                      ------------    ------------    ------------
    Ending balance                                                         463,673       2,660,733       2,534,100
                                                                      ------------    ------------    ------------
ACCUMULATED DEFICIT
    Beginning balance                                                  (34,548,403)    (30,621,691)    (32,584,823)
       Comprehensive income (loss):
           Net income (loss)                                            (8,765,907)     (2,312,869)        446,137
           Other comprehensive income (loss)                               681,300      (1,343,684)      1,774,515
                                                                      ------------    ------------    ------------
       Total comprehensive income (loss)                                (8,084,607)     (3,656,553)      2,220,652
                                                                      ------------    ------------    ------------

       Preferred stock dividends                                          (237,950)       (270,159)       (257,520)
                                                                      ------------    ------------    ------------

    Ending balance                                                     (42,870,960)    (34,548,403)    (30,621,691)
                                                                      ------------    ------------    ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                               $ (7,312,540)   $    384,151    $  3,664,068
                                                                      ============    ============    ============

ACCUMULATED OTHER COMPREHENSIVE INCOME
  [Note  B]
    Beginning balance                                                 $    430,831    $  1,774,515    $       --
       Other comprehensive income (loss):
           Valuation of investment in securities available for sale        681,300      (1,343,684)      1,774,515
                                                                      ------------    ------------    ------------
    Ending balance                                                    $  1,112,131    $    430,831    $  1,774,515
                                                                      ============    ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------
YEARS ENDED MARCH 31,                                                     1999            1998            1997
-----------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income (loss)                                                   $(8,765,907)   $(2,312,869)   $   446,137
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                      1,300,171        865,408        456,579
       Amortization of goodwill                                             284,171           --             --
       Amortization of consulting fees                                      171,286         72,500        183,628
       Goodwill impairment                                                5,661,610           --             --
       Non-employee compensation from stock option grants                    82,524         62,402           --
       Non-employee compensation from the issuance of
           common stock                                                        --             --           50,400
       Amortization of beneficial conversion from convertible debt             --          444,444         88,889
       Property-in-kind interest paid on convertible debt                    96,000         94,800          9,000
       Gain from the sale of INSCI Corp. stock                                 --         (277,785)    (2,089,020)
       Equity in net loss of INSCI Corp.                                       --             --          158,030
       Provision for doubtful accounts, net                                 126,000         62,200           --
       Deferred rent                                                        (32,721)       (17,326)        14,183
       Loss from the sale of property and equipment                            --           47,740           --
       Changes in assets and liabilities, net of effects of purchased businesses:
           Accounts receivable                                              563,452        (32,984)        75,303
           Inventory                                                       (219,134)        51,585         21,405
           Prepaid expenses and other current assets                         91,468        286,109         63,562
           Deposits and other assets                                        133,499          7,716        (16,769)
           Accounts payable                                               1,195,242        413,050         (5,774)
           Accrued salaries                                                 (51,925)       (18,955)         1,813
           Deferred revenue                                                    --             --         (129,090)
           Accrued expenses and current liabilities                      (1,228,327)      (150,391)      (680,372)
           Due from/to related parties                                      184,154        146,200       (220,075)
                                                                        -----------    -----------    -----------
              Net cash used in operating activities                       (408,437)      (256,156)    (1,572,171)
                                                                        -----------    -----------    -----------

Cash flows from investing activities:
    Capital expenditures                                                   (642,413)      (541,704)      (568,390)
    Acquisition of businesses, net of cash acquired                      (4,396,755)          --             --
    Proceeds from the sale of INSCI Corp. stock                                --          129,933      2,258,072
    Proceeds from the sale of property and equipment                           --           42,000           --
                                                                        -----------    -----------    -----------
                                                                                                      -----------
               Net cash provided by (used in) investing activities       (5,039,168)      (369,771)     1,689,682
                                                                        -----------    -----------    -----------

Cash flows from financing activities:
    Financing from cash overdraft                                           323,032         90,417           --
    Net borrowings (repayments) under bank credit facility                  919,665        925,975       (640,056)
    Net proceeds from the issuance of convertible obligations             4,000,000         90,000        900,000
    Proceeds from long-term debt borrowings                               1,300,000           --             --
    Redemption of convertible debt                                             --         (380,000)          --
    Repayments of long-term debt                                           (703,514)      (312,457)      (627,328)
    Payments of capital lease obligations                                  (326,489)      (382,347)      (345,305)
    Cash withdrawn from restricted certificate of deposit account
       used to repay capital lease obligations                              (50,089)          --             --
    Cash deposited into a restricted certificate of deposit account            --         (504,270)          --
    Costs associated with equity placements and registrations               (15,000)      (130,210)      (187,563)
                                                                        -----------    -----------    -----------

               Net cash provided by (used in) financing activities        5,447,605       (602,892)      (900,252)
                                                                        -----------    -----------    -----------

Net decrease in cash and cash equivalents                                      --       (1,228,819)      (782,741)
Cash and cash equivalents, beginning of year                                   --        1,228,819      2,011,560
                                                                        -----------    -----------    -----------

Cash and cash equivalents, end of year                                  $      --      $      --      $ 1,228,819
                                                                        ===========    ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------------------------
YEARS ENDED MARCH 31,                                                          1999         1998          1997
---------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the year for:
        Interest                                                           $  737,550   $  303,717   $   94,450
                                                                           ------------------------------------

     Acquisitions  [Note  C]:
        Fair value of net assets acquired                                  $9,831,978
        Debt issued                                                         5,000,000
                                                                           ----------
            Sub-total                                                       4,831,978
        Cash paid for costs of acquisition                                     72,000
                                                                           ----------
        Total cash paid                                                     4,903,978
        Less:  cash acquired                                                  507,223
                                                                           ------------------------------------
        Net cash paid for acquisitions                                     $4,396,755
                                                                           ====================================

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES

     Conversion of trade payables into promissory notes                    $1,092,169   $  312,660
     Property-in-kind dividends issued on the 12% preferred stock          $  132,990   $  270,159   $  257,520
     Dividends accrued on the 12% preferred stock                          $   18,700
     Stock options granted to preferred stockholders                       $   86,260
     Property-in-kind interest paid on the 12% convertible notes           $   96,000   $   94,800   $    9,000
     Capital lease obligations incurred                                    $   28,250   $  947,312   $  144,000
     Debt issued from acquisitions                                         $5,000,000
     Redemption of 12% convertible notes for shares of INSCI Corp. stock   $  200,000
     Conversion of the 6% debentures into Class A common stock             $2,100,000
     Conversion of the 12% subordinated debentures into preferred stock    $  250,000

---------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------


NOTE A.  THE COMPANY

DESCRIPTION OF BUSINESS. Information Management Technologies Corporation (referred to as "IMTECH") was incorporated in 1986 in the State of Delaware. IMTECH provides graphic communications to financial institutions such as banks and brokerage firms, as well as to medium and large service organizations within such industries as accounting, law and finance. The Company's core business is the production and subsequent distribution of time sensitive printed financial research, financial reports and marketing materials. In addition, the Company provides facility management services, which include mail room and copy center management. The Company's customer base is principally located in New York City and the surrounding metropolitan area, such as New Jersey, Southeast Connecticut and Westchester County. IMTECH also services clients in Pennsylvania, the Midwest, and as a result of a strategic alliance with a London based service provider, in Europe as well.

On July 24, 1998, IMTECH consummated its acquisition of KRL Litho, Inc. d/b/a "The Skillcraft Group" ("Skillcraft"). Skillcraft, like IMTECH, provides graphic communications services including financial research report printing, commercial printing, and graphic arts design and fulfillment services to financial and commercial organizations located primarily in the New York Metropolitan area. Skillcraft's production equipment is complementary to that of its parent, IMTECH. In addition, IMTECH, on November 13, 1998 consummated its acquisition of RDS, Research Distribution Services, Inc. ("RDS"). RDS provides intelligent fulfillment and distribution services to the research report production industry. The business combinations were accounted for under the Purchase Method of accounting as promulgated by Accounting Principles Bulletin Opinion No. 16, "Business Combinations". IMTECH and its three wholly-owned subsidiaries, Halcon Acquisition Corp., Skillcraft and RDS (collectively known as the "Company") operate as separate divisions and do business under the name of SkillTech Global Graphics & Communications ("SkillTech"). Halcon is a holding company and has no active operations. Hereafter, IMTECH, Skillcraft and RDS collectively may be referred to as the "Company" or "SkillTech".

The Company's graphic communications services include digital communications, two and four color digital printing, intelligent inserting, high volume duplication, graphic design, electronic publishing, document fulfillment, micrographics, data processing, as well as bindery and distribution services. The Company's printing and distribution services are generally performed at IMTECH, the South Printing Facility known as "SkillTech South" and at Skillcraft, the North Printing Facility known as "SkillTech North", both of which are located in downtown New York City. The facilities management services include independent, on-site management of client systems for providing document duplication, distribution and mailroom management.

The Company holds a 6% ownership interest in INSCI Corp. ("INSCI") at March 31, 1999. At March 31, 1998 and 1997, the Company held an 8% and 16% ownership interest in INSCI, respectively. The investment in INSCI was accounted for under the equity method through the period when the Company owned more than 20% of the common stock in INSCI. When the Company's investment in INSCI decreased below 20% the investment in INSCI was accounted for under the "Securities Available For Sale" method as promulgated by Statement of Financial Accounting Standards ("SFAS") No. 115.


PRINCIPLES OF CONSOLIDATION. The financial statements include the accounts of IMTECH and its wholly -owned subsidiaries, Skillcraft, RDS and Halcon. All significant inter-company transactions and balances have been eliminated.

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE A.  THE COMPANY (CONTINUED)

BASIS OF PRESENTATION AND MANAGEMENT'S PLANS. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company has sustained substantial losses in the last two years and has experienced a deficiency in cash flows from operations in each of its last three years. The Company had a working capital deficiency of approximately $6,053,000 as of March 31, 1999. Management has begun to evaluate opportunities to obtain additional financing to provide sufficient working capital and other resources to meet current obligations as they become due. In addition, management has taken certain measures to leverage the strength of the combined companies.

As a first step to implementing its business plan, IMTECH completed the acquisitions of KRL Litho, Inc. (also known as "Skillcraft") and RDS, Research Distribution Services, Inc. ("RDS"). The acquisitions have increased the revenue base of the organization as a whole and have also expanded the Company's production capabilities to provide economies of scale and efficiencies that now allow SkillTech to maximize profits while offering its clients a variety of solutions to their research report production requirements. However, because of the deterioration of the acquired Skillcraft business (See Note P) the Company has experienced a severe downturn in its business.

In January 1999, management undertook certain measures to begin leveraging the strength of the combined companies and address at the same time, its declining business at Skillcraft. Accordingly, management has consolidated and streamlined the operations of the organization's daytime (first) shifts. Additionally, the Company was able to obtain certain concessions from its unions to adjust other production shifts to minimize the amount of overtime costs incurred without affecting workloads during peak production periods. Management has also scaled back and eliminated certain professional services, which were utilized during the integration of the personnel of IMTECH, Skillcraft and RDS immediately following the acquisitions. In addition, the Company undertook the termination of employees who served similar roles in the respective companies to reflect the severe downturn in work. The Company also eliminated or scaled back certain other public relation, professional and technology related agreements. In addition, the Company's Chairman and CEO, Matti Kon, and its President and CFO, Joseph Gitto, reduced their compensation arrangements by 25% or $50,000 each per annum. Members of the Company's senior management agreed to concessions of 10% of their annual compensation. In addition, the Company has suspended interest payments to certain investor groups. The Company's management believes that it is improbable to maintain all of these concessions for an extended period. The Company is exploring various financial alternatives, including a capital infusion, and has retained a financial advisor to assist the Company in evaluating financial strategies or alternatives. Management believes because of the severe downturn in its business, directly attributable to the allegations against Mr. Russell, that the Company will not be able to attain profitability with two operating locations and believes that the improvement in its gross profits achieved in fiscal 1999 will begin to deteriorate as the Company has to support increasing idle capacity. If the Company is unable to secure the financing required to consolidate its operations and curtail its losses and protect its profit margins, the Company may be forced to find an acquirer for the business or pursue other remedies.

         During the year ended March 31, 1999, MTB Bank, the Company's main lender, amended their credit arrangement with IMTECH to include the eligible trade accounts receivable of Skillcraft and increased the borrowing base of the credit line to $2,500,000, subject to a $750,000 reserve against eligible receivables.

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------


NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies that have been applied on a consistent basis in the preparation of the accompanying financial statements:

REVENUE RECOGNITION. The Company recognizes revenue when services are performed or at the time the products are delivered to its customers.

USE OF ESTIMATES. The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

CASH EQUIVALENTS. The Company considers all highly liquid temporary cash investments with insignificant interest rate risk and an original maturity of three months or less to be cash equivalents. Cash equivalents include funds deposited in a money market account at a financial institution. For reporting purposes, such cash equivalents are stated at cost plus accrued interest which approximates fair value.

INVENTORY. Inventory consists primarily of paper, toner and inks, and is stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

PROPERTY AND EQUIPMENT. Expenditures for capital assets are recorded at cost. Depreciation of capital assets is provided to relate the cost of the depreciable assets to operations over their estimated useful service lives. In that connection, production equipment, computer hardware and software and furniture and fixtures are depreciated by the straight-line method over estimated useful lives ranging from five to seven years. Leasehold improvements are amortized by the straight-line method over the lesser of the lease term or estimated useful lives of the improvements. Major additions and betterment's are capitalized and repairs and maintenance are charged to operations in the period incurred. At the time of disposal of any property and equipment, the cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is recognized in the current period's operations.

LONG-LIVED ASSETS. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount (See Note R).

GOODWILL. In connection with the acquisitions of Skillcraft and RDS, IMTECH recorded goodwill resulting from the excess of the purchase price over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over an estimated life of fifteen (15) years (See Note C and Note R).

DEFERRED FINANCING COSTS. Costs incurred to secure financing arrangements are included in deposits and other assets in the consolidated balance sheets. The costs, which amounted to approximately $164,000 and $194,000, net of accumulated amortization of approximately $71,000 and $49,500 as of March 31, 1999 and 1998, respectively, are amortized over the life of the related credit facilities, which range from 11 to 110 months.

CONCENTRATION OF CREDIT RISK. Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company maintains cash balances at various banks and places its temporary cash investments in money market funds with financial institutions. Accounts at the banks and financial institutions are insured by the Federal Deposit Insurance

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------


NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $100,000 and $500,000, respectively. The Company performs ongoing credit evaluations of its customers and records reserves for potentially non-collectible accounts receivable which are deemed credit risks as determined by management. The Company generally does not require collateral for its accounts receivable. Accounts receivable consist of geographically and industry dispersed customers.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of trade receivables and payables and debt instruments. The carrying amount of cash and approximates their fair values trade receivables and payables. The carrying amount of the debt is based on the current market interest rates being paid, and as a result, it approximates fair value.

CONVERTIBLE DEBT. The beneficial conversion feature of the outstanding 12% convertible secured promissory notes payable (See Note J) has been accounted for as additional interest to the holders and amortized over the period from the date of issue through the date the securities first become convertible.

RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the 1999 presentation.

COMPREHENSIVE INCOME. During the first quarter of fiscal year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 established new standards for reporting comprehensive income and its components. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's other comprehensive income (loss) is comprised of unrealized gains (losses) arising from the valuation of the investment in the stock on INSCI Corp. which is accounted for as a security available for sale. The consolidated financial statements have been reclassified for all periods presented for comparative purposes. (See Note
D).









                  [ THIS SECTION IS INTENTIONALLY LEFT BLANK ]

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------



NOTE C.  ACQUISITIONS

On July 24, 1998, IMTECH acquired all of the issued and outstanding common stock of KRL Litho, Inc. d/b/a "The Skillcraft Group" ("Skillcraft"). Skillcraft, like IMTECH, provides graphic communications services including financial research report printing, commercial printing, and graphic arts design and fulfillment services to financial and commercial organizations located primarily in the New York Metropolitan area. Skillcraft's production equipment is complementary to that of its parent, IMTECH. The aggregate purchase price of approximately $8,772,000 consisted of cash of $4,772,000 at closing and $4,000,000 of a non-interest bearing promissory notes issued to the principal owners of Skillcraft. The notes are payable in forty (40) equal monthly installments of $100,000 including interest at an imputed per annum rate of 10.5%, commencing on October 1, 1999 (See Note F).

On November 13, 1998, IMTECH acquired all of the issued and outstanding common stock of RDS, Research Distribution Services, Inc. ("RDS"). RDS provides intelligent fulfillment and distribution services to the research report production industry. The aggregate purchase price of $1,060,000 consisted of cash of $60,000 of which $36,000 was paid at closing and $1,000,000 in the form of a non-interest bearing promissory note issued to the principal owner of RDS. The note is payable in forty (40) equal monthly installments of $25,000 including interest at an imputed per annum rate of 10.5%, commencing on December 1, 1998 (See Note F). The Company still owes the remaining $24,000 which was due at closing.

The funds for the cash components of the aggregate purchase price for Skillcraft were raised through a private placement completed by IMTECH whereby it issued 12% subordinated convertible debentures for the aggregate amount of $4,000,000 (See Note J), and executed a secured promissory note for proceeds of $1,300,000 borrowed from General Electric Capital Corporation ("GE"). (See Note F).

The business combinations were accounted for under the Purchase Method of accounting as promulgated by Accounting Principles Bulletin Opinion No. 16, "Business Combinations". Accordingly, the results of operations of Skillcraft and RDS are included in the Company's consolidated financial statements from the dates of acquisition. The amounts allocated to the assets acquired less the liabilities assumed for both Skillcraft and RDS exceeded their aggregate purchase price by approximately $6,675,000, which is classified as goodwill in the balance sheet as of March 31, 1999 and amortized on a straight-line basis over an estimated life of fifteen (15) years. As a result of the ongoing operating difficulties at the acquired Skillcraft facility, the Company at March 31, 1999 wrote off the entire amount of unamortized goodwill ($5,661,610) attributable to the Skillcraft acquisition.

The following represents the unaudited pro forma consolidated results of operations for the years ended March 31, 1999 and 1998, as if IMTECH, Skillcraft and RDS had been combined as of the beginning of the periods presented. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations of future periods or the results that actually would have occurred had IMTECH, Skillcraft and RDS been a combined company during the periods specified.

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------



NOTE C.  ACQUISITIONS (CONTINUED)

     ------------------------------------------------------ -------------- --------------
     YEAR ENDED MARCH 31,                                       1999           1998
                                                            -------------- --------------
     (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)                (Pro Forma Unaudited)
     ------------------------------------------------------ -------------- --------------

     Revenues                                                   $  22,662      $  24,138
     ------------------------------------------------------     ---------      ---------
     Net loss                                                      (8,940)        (2,296)
     ------------------------------------------------------     ---------      ---------
     Net loss applicable to common stockholders                 $  (9,178)     $  (2,566)
     ------------------------------------------------------     =========      =========

     Earnings (loss) per share:
         Basic and Diluted                                          $(.87)         $(.46)
     ------------------------------------------------------     ---------      ---------


NOTE D.  INVESTMENT IN INSCI CORP.

The Company at March 31, 1999 held a 6% ownership interest (investment) in INSCI, its former majority-owned subsidiary. The investment is accounted for under the "Securities Available For Sale" method as promulgated by SFAS No. 115. As a result, the investment is carried at fair market value. During the second quarter of fiscal year 1997, the Company sold 703,000 shares of INSCI Corp. stock. Prior to that sale, IMTECH owned a 38% interest in INSCI, whose results were accounted for under the equity method. At March 31, 1998 and 1997, the Company had an 8% and a 16% ownership interest in INSCI, respectively. At March 31, 1999 and 1998, the carrying value and estimated fair market value of the Company's investment in INSCI are as follows:

     --------------------------------------------- ------------- -------------
     MARCH 31,                                         1999          1998
     --------------------------------------------- ------------- -------------

     Number of shares held                              436,032       436,032
     Cost basis of shares held                       $    5,201      $  5,201
     Market value of shares at March 31,             $1,117,332      $436,032
     Unrealized gain                                 $1,112,131      $430,831

     --------------------------------------------- ------------- -------------


At March 31, 1999 and 1998, all of the shares of INSCI Corp. stock referred to above are pledged as collateral securing the outstanding 12% convertible secured promissory notes (339,497 shares)and the Company's outstanding obligations under its credit arrangement with MTB Bank (66,535 shares) and other pledge obligations (30,000 shares) (See Note E), respectively. (Also see Note T-Subsequent Events).

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------


NOTE E.  LOAN PAYABLE - BANK

The Company maintains a secured credit arrangement with MTB Bank (the "Bank") which expires in October 1999. Under the provisions of the credit arrangement, the Company can borrow up to 80% of the eligible accounts receivable of IMTECH and Skillcraft and 35% of the eligible paper inventory of IMTECH (up to a maximum of $50,000), both of which in the aggregate cannot exceed a total of $2,500,000 (including $250,000 in outstanding letters of credit) at any one time. The Bank, as part of the increase in the credit agreement has made available under the borrowing formula, 80% of eligible accounts receivable less a reserve of $750,000. All outstanding obligations under the arrangement bear interest at the bank's prime rate (7.75% at March 31, 1999) plus two percent (2%). At March 31, 1999, the Company was indebted to the Bank for outstanding obligations totaling approximately $1,846,000. In conjunction with the execution of the credit arrangement, the Company entered into a security agreement, which grants the Bank a security interest in substantially all of the assets of IMTECH and Skillcraft as collateral for all indebtedness outstanding under the arrangement. IMTECH, Skillcraft and RDS have executed cross-corporate guarantees.

IMTECH has issued an aggregate of 50,000 warrants to the Bank which entitles them to purchase 50,000 shares of IMTECH Class A Common stock at prices ranging from $1.00 to $1.81 per share, exercisable until November 2000.

The credit arrangement contains a minimum tangible net worth ("net worth") covenant of $2,000,000 as of March 31, 1999, which has been waived.


NOTE F.  LONG-TERM DEBT

At March 31, 1999 and 1998, long-term debt obligations consisted of the following:

      ------------------------------------- ---------------- -----------------
      MARCH 31,                                  1999              1998
      ------------------------------------- ---------------- -----------------

      Trade payable conversion notes [1]        $   949,804          $288,532
      Equipment notes payable [2]                 1,583,140              -
      Sellers' notes payable [3]                  4,192,718              -
                                                -----------         ---------
                                                  6,725,662           288,532
      Less:  Current maturities                   4,260,405           266,925
                                                -----------         ---------
      Total long-term debt                       $2,465,257         $  21,607
                                                ===========         =========

--------------------------------------------------------------------------------

[1] The Company has negotiated with three of its key vendors to convert $1,440,461 of trade payables into installment promissory notes maturing on various dates through July 2000. The notes are unsecured and payable in weekly and monthly installments of $13,884 and $31,530, respectively, including interest at per annum rates ranging from 8.5% to 16.0%. Interest charged to operations for the year ended March 31, 1999 amounted to approximately $39,500.

[2] As part of the capital raised to consummate the acquisition of Skillcraft, IMTECH borrowed the sum of $1,300,000 from General Electric Capital Corp. ("GE"), which is evidenced by a promissory note maturing in July 2003. The note is payable in equal monthly installments of $28,020 including interest at a per annum rate of 10.9%. The note is collateralized by a first lien and security interest in certain production equipment of both IMTECH and Skillcraft, and a cross-corporate guaranty by both companies. Interest from the GE note charged to operations for the year ended March 31, 1999 amounted to approximately $84,300.

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------




NOTE F.  LONG-TERM DEBT (CONTINUED)

[2]  (Continued)

     Skillcraft financed $712,435 of production equipment purchases by issuing three promissory notes maturing on various dates through August 2002. The notes ,which are secured by the related equipment, are payable monthly in equal aggregate installments of $15,957 including interest at per annum rates ranging from 8.76% to 10.74%. Interest charged to operations for the year ended March 31, 1999 amounted to approximately $33,700.

[3] On July 24, 1998, IMTECH acquired all of the issued and outstanding common stock of KRL Litho, Inc. d/b/a "The Skillcraft Group" ("Skillcraft"). The aggregate purchase price of approximately $8,772,000 consisted of cash of $4,772,000 at closing and $4,000,000 of a non-interest bearing unsecured promissory notes issued to the principal owners of Skillcraft; Mr. Harold Russell ("Mr. Russell") and Mr. Jeffrey Craugh ("Mr. Craugh"). The notes are payable as follows: $3,633,320 payable to Mr. Russell in forty (40) equal monthly installments of $90,833 including interest at an imputed per annum rate of 10.5%, commencing on November 1, 1998; and $366,680 payable to Mr. Craugh in forty (40) equal monthly installments of $9,167 including interest at an imputed per annum rate of 10.5%, also commencing on November 1, 1998. Interest charged to operations from the Skillcraft sellers' notes for the year ended March 31, 1999 amounted to approximately $12,600.

     On November 12, 1998, the Company filed an action in the New York State Supreme Court against Mr. Russell. The action is for damages suffered by the Company as a result of fraud and intentional misrepresentation with respect to the Stock Purchase Agreement related to the acquisition of Skillcraft by IMTECH. The Company has claimed compensatory and punitive damages. An additional claim for recission and damages has also been asserted against Mr. Russell. Mr. Russell subsequently filed an action in the New York State Supreme Court against the Company, claiming the aggregate sum of approximately $3,750,000, in addition to interest and attorney's fees, alleging that the Company has made no payments pursuant to the installment promissory note issued to Mr. Russell as a result of the purchase of Skillcraft by IMTECH. The Company is contesting the action filed by Mr. Russell and has denied that he is entitled to the sum claimed by him based upon the claim of fraud and misrepresentation with respect to the purchase of his stock ownership in Skillcraft. As a result of the litigation surrounding the Skillcraft acquisition as it involves Mr. Russell only, the Company has not made any installment payments due on Mr. Russell's promissory note. In addition, the Company does not intend to remit any installment payments until a settlement or decision is reached regarding the litigation. The full amount of the principal due on Mr. Russell's note has been classified as a current liability in the balance sheet as of March 31, 1999. Since the Company has suspended payment and have been declared in default by Mr. Russell (See Note P).

     On November 13, 1998, IMTECH acquired all of the issued and outstanding common stock of RDS, Research Distribution Services, Inc. ("RDS"). The aggregate purchase price of $1,060,000 consisted of cash of $60,000 at closing (of which $36,000 was remitted and $24,000 is still outstanding) and $1,000,000 in the form of a non-interest bearing unsecured promissory note issued to the principal owner of RDS, Mr. Matti Kon (the Chief Executive Officer of the Company). The note is payable in forty (40) equal monthly installments of $25,000 including interest at an imputed per annum rate of 10.5%, commencing on December 1, 1998. Mr. Kon has waived his right to receive the installment payments due on his note and allowed the Company to reallocate the funds toward the immediate working capital needs of the Company until September 30, 1999.

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------




NOTE F.  LONG-TERM DEBT (CONTINUED)

As of March 31, 1999, maturities of long-term debt are as follows:

                  ------------------------------ --------------
                  YEAR ENDING MARCH 31,
                  ------------------------------ --------------

                              2000                  $4,260,405
                              2001                   1,041,310
                              2002                     715,443
                              2003                     598,688
                              2004                     109,816
                  ------------------------------ --------------
                                                    $6,725,662
                  ============================== ==============

NOTE G.  CAPITAL LEASE OBLIGATIONS

The Company is the lessee of various production equipment under non-cancelable capital leases expiring in various years through 2003. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments (based on interest rates ranging from 9% to 26%) or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives (See Note B). At March 31, 1999 and 1998, the book value of the equipment under capital leases was approximately $976,000 and $1,309,000, respectively. Minimum future lease payments under capital leases as of March 31, 1999 and for each of the next four years in the aggregate are as follows:


          --------------------------------------------------- -----------------
          YEAR ENDING MARCH 31,
          --------------------------------------------------- -----------------

                2000                                                  $378,433
                2001                                                   243,274
                2002                                                    96,676
                2003                                                    22,502
          --------------------------------------------------- -----------------
          Total minimum lease payments                                 740,885
          Less:  Amount representing interest                          111,064
          Less:  Current portion                                       310,184
          --------------------------------------------------- -----------------
          Present value of long-term capital                          $319,637
               lease obligations
          --------------------------------------------------- -----------------


At March 31, 1999 and 1998, the Company had $454,182 and $504,270 respectively in a Certificate of Deposit account ("CD") with a bank. The CD is maintained as collateral for the Company's obligation under a lease for production equipment. According to the terms of the CD, the Company in accordance with the following schedule may draw the funds':

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------


NOTE G.  CAPITAL LEASE OBLIGATIONS (CONTINUED)


       ----------------------------------- ----------------------------------

                     MATURITY DATE                   AVAILABLE FOR
                                                        RELEASE
       ----------------------------------- ----------------------------------
                                                MARCH 1999       MARCH 1998

       September 30, 1999                         $225,511          $126,068
       September 30, 2000                          228,671           378,202
       ----------------------------------- ---------------- -----------------
       Total cash - restricted                     454,182           504,270
       Less:  Current portion                      225,511           126,068
       ----------------------------------- ---------------- -----------------
       Cash - restricted - long-term              $228,671          $378,202
       =================================== ================ ================


NOTE H.  RELATED PARTY TRANSACTIONS

AFFILIATES. IMTECH is party to a consulting agreement with Blitz Systems, Inc. ("Blitz"), a company owned 100% by the Chief Executive Officer of the Company, which expires in October 1999. Blitz is a computer systems consulting firm specializing in developing total business solutions for business management systems. Blitz's responsibilities under the contract are to reengineer, reorganize and run the day-to-day operations of Skilltech's data processing department and provide custom programming (WOTS etc.) and support for these programs at a cost of $59,000 per month. More specifically, Blitz provides extensive technical support for many of the organization's clients on-site and is responsible for analyzing, designing and developing customized database systems as required by management. Fees paid to Blitz under the contract, which include costs for systems hardware and software, for the years ended March 31, 1999, 1998 and 1997 amounted to approximately $850,000, $602,000 and $489,000, respectively.

In December 1996, IMTECH provided Blitz with a loan in the amount of $250,000. The loan was evidenced by an unsecured promissory note payable in forty-eight
(48) equal monthly installments of $6,162 including interest at 8.5%, through March 2001.

During the fiscal years ended March 31, 1999 and 1998, the Company performed printing services for Blitz which amounted to revenues of approximately $25,000 and $101,000, respectively.

Prior to the acquisition of RDS by IMTECH, the two companies were party to a service agreement whereby RDS provided mailing list database management, fulfillment, mailing and related services to IMTECH under a contract which cost IMTECH a monthly minimum of $22,500. Total fees under the agreement charged to operations for the years ended March 31, 1999 and 1998 and 1997 amounted to $157,500, $270,288 and $67,500, respectively.

In conjunction with the closing of the RDS acquisition in November 1998 and in accordance with the terms of the related RDS Stock Purchase Agreement, the outstanding balances of the Blitz note receivable, the unpaid accounts receivable from the printing services provided to Blitz and the unpaid fees owing to RDS by IMTECH, pre-acquisition, were netted and eliminated as agreed upon by IMTECH and Mr. Matti Kon, the former principal owner of RDS. Any subsequent inter-company transactions between IMTECH and its wholly -owned subsidiary, RDS, have been eliminated in consolidation.

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------




NOTE H.  RELATED PARTY TRANSACTIONS (CONTINUED)

OTHER. In September 1997, the Company received proceeds of $125,000 as a result of a loan from an individual who performed consulting services for IMTECH, and was also a member of the Board of Directors. The loan, which was paid in full in November 1997 including accrued interest of $2,792, was unsecured and bore interest at a per annum rate of 12%. The same individual, in January 1998, loaned IMTECH the sum of $200,000 for working capital purposes. The loan, which at March 31, 1999 amounts to approximately $133,000, is evidenced by a promissory note that bears interest at 8.25% per annum and is collateralized by a subordinate lien on the assets of IMTECH. In addition, during the year ended March 31, 1998, the Company sold this individual 50,000 shares of INSCI Corp. stock for proceeds of $50,000, also used for working capital purposes. In March 1998, the individual resigned his position as a member of the Board of Directors.


NOTE I.  OPERATING LEASES

The Company leases its executive and South Printing Facility space (approximately 32,000 square feet) in a building located at 130 Cedar Street in New York City, under a non-cancelable lease expiring in July 2003. In addition, the Company leases space for its North Printing Facility (approximately 24,000 square feet) in a building located at 480 Canal Street, also in New York City, under a non-cancelable lease expiring in August 2002. The rental payments under both leases are subject to annual cost of living and maintenance increases. Rent expense charged to operations for the years ended March 31, 1999, 1998 and 1997 amounted to approximately $622,000, $500,000 and $494,000, respectively.

Generally accepted accounting principles require that rental payments under a non-cancelable lease with scheduled rent increases be recognized on a straight-line basis over the lease term. As a result, rent expense has been increased or decreased for the years ended March 31, 1999, 1998 and 1997 to reflect the difference between the actual rent paid versus the rent expense adjusted for the straight-lined rent. Consequently, deferred rent of approximately $333,000 and $365,000 is reflected in the accompanying consolidated balance sheets as of March 31, 1999 and 1998, respectively.

Minimum future rental payments under the non-cancelable operating lease as of March 31, 1999 are as follows:

                  -------------------------- -----------------
                     FOR THE YEAR ENDING
                          MARCH 31,
                  -------------------------- -----------------

                            2000                  $   760,600
                            2001                      777,200
                            2002                      794,500
                            2003                      676,700
                            2004                      195,300
                  -------------------------- -----------------
                                                   $3,204,300
                  -------------------------- -----------------

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------



NOTE J.  CONVERTIBLE OBLIGATIONS

12% MANDATORY CONVERTIBLE SECURED PROMISSORY NOTES. In connection with a February 1997 private placement, IMTECH issued convertible secured promissory notes in exchange for proceeds of $1,000,000 (of which $900,000 was received during fiscal year ended March 31, 1997 and the balance of $100,000 was received in May 1997). The notes bear interest at a per annum rate of 12%, which at the option of management, can either be paid in cash or in the Company's Class A common stock. The notes were secured initially by a pledge of 500,000 shares of INSCI Corp. stock. The Company had the right, under the pledge agreement, to receive the return of 100,000 shares of the pledged stock in the event it became required in order for IMTECH to obtain a credit line or enter into a lease/purchase agreement for equipment. In November 1997, the Company exercised that right and received the return of 66,535 shares of INSCI Corp. stock which were used to pledge as collateral for the outstanding obligations under the credit arrangement with MTB Bank (See Note E). In addition, in November 1997, the Company received the return of 33,968 shares of INSCI Corp. stock which were sold pursuant to Rule 144, and the proceeds were used to purchase equipment. In addition, the Company pledged 30,000 shares to a financial advisor to the Company. At March 31, 1999 and 1998, 369,497 shares of INSCI Corp. stock remained as collateral which is pledged against the notes. The notes can be converted into Class A common stock of the Company at a 40% discount to the previous five-day average closing price, prior to conversion, subject to certain conversion limitations as set forth in the placement memorandum. The right of conversion permits the holders to convert up to a maximum of 10% of their note holdings in any month for a period of three years from the date of issue. The notes will be automatically converted at the end of the three-year period. In addition, each $1.00 principal amount of the notes entitles the holders to one warrant to purchase one share of the Company's Class A common stock at a 40% discount to the previous five day average closing price prior to the conversion of the warrants. Paid-in-kind interest charged to operations for the years ended March 31, 1999, 1998 and 1997 amounted to $96,000, $94,800 and $9,000, respectively. [See Note T-Subsequent Events]

In August 1997, the Company exchanged 117,000 shares of INSCI Corp. stock for the repayment of $200,000 of principal plus interest of the convertible secured promissory notes.

In an Emerging Issues Task Force ("EITF") meeting sponsored by the Financial Accounting Standards Board, held on March 13, 1997, the Securities and Exchange Commission ("SEC") announced their position on the accounting for the issuance of convertible debt securities with a nondetachable conversion feature that is "in-the-money" at the date of issue. Those securities are usually convertible into common stock at the lower of a conversion rate fixed at the date of issue or a fixed discount to the common stock's market price at the date of conversion, creating a "beneficial conversion feature". The SEC's position is that the beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The amount is calculated at the date of issue as the difference between the conversion price and the fair value of the common stock into which the security is convertible. The discount resulting from the allocation of the proceeds, in effect, increases the interest rate of the security and should therefore be amortized as a charge to interest expense over the period from the date the security is issued to the date it first becomes convertible. The beneficial conversion feature of the convertible secured promissory notes above was accounted for as additional interest expense, and as a result, such interest charged to operations for the years ended March 31, 1998 and 1997 amounted to approximately $444,000 and $89,000, respectively. [See Note T-Subsequent Events]

12% SUBORDINATED MANDATORY CONVERTIBLE DEBENTURES. To finance part of the acquisition funding for the purchase of Skillcraft (See Note C), on July 24, 1998, IMTECH issued 12% subordinated convertible debentures (the "Debentures") in the aggregate amount of $4,000,000. The Debentures are convertible into shares of IMTECH Class A Common Stock and bear interest at a rate of 12% per annum in addition to providing debenture holders 10% of consolidated profits for a period of five (5) years commencing from the date of closing of the acquisition. The debentures have an automatic mandatory conversion at the expiration of the five-year term.

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------



NOTE J.  CONVERTIBLE OBLIGATIONS (CONTINUED)

The debenture holders can elect to convert the Debentures into shares of Class A Common stock at any time during the five (5) year term subject to certain conversion provisions, which could allow them to convert their holdings into a range of 20% to 70% of the then outstanding common stock during the first twelve months of the placement. Upon conversion, or redemption on the due date of the Debentures, the debenture holders will be entitled to receive 10% of the Company's then outstanding Class A Common Stock with anti-dilution protection. The Debentures are collateralized by a subordinated lien on the assets of Skillcraft and RDS. Interest expense charged to operations for the year ended March 31, 1999 amounted to $328,000. [See Note T-Subsequent Events]


NOTE K.  12% CONVERTIBLE PREFERRED STOCK

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

The terms of the Preferred Stock were approved by shareholders. The Preferred Stock received by debenture holders provided for the payment in kind of dividends at 12% per annum in addition to the right to convert a share of Preferred Stock into a share of Class A common stock of the Company at 70% of the 20-day average trading market price of the Company's Class A common stock at the time of the conversion. Additionally, preferred stockholders were granted cost-free registration rights with respect to the underlying shares of Class A common stock.

The terms of the Preferred Stock further provided that holders could only convert a percentage of the aggregate of their Preferred Stock until April 20, 1998 and, thereafter, for a period of 180 days until October 31, 1998, holders of the Preferred Stock had a right to convert 100% of their Preferred Stock which was not yet converted into shares of Class A common stock. As of March 31, 1999, the shares of Class A common stock underlying the Preferred Stock were not registered in accordance with the terms of the exchange offering.

On December 23, 1997, the Company filed with the Securities and Exchange Commission a Form S-3 Registration Statement in accordance with the Securities Act of 1933 for the purpose of registering all of the Company's Class A common stock which will be offered for sale or resale (not eligible under Rule 144) and all other shares to be issued upon exercise or conversion of certain options, warrants, convertible debt and the conversion of the Preferred Stock. Amendments to the Form S-3 Registration were filed subsequently on both January 14, 1998 and May 14, 1998; however, the registration was not declared effective. The Company withdrew the Registration Statement under the belief that the underlying securities covered by the Registration are believed to be exempt under Rule 144 and/or 144(k) of the Securities Act of 1933.

As a result of a change in the Rule 144 and 144(k) exemption regulations, the preferred stockholders could qualify for the exemption under Rule 144 depending upon each preferred shareholder's qualification status with respect to an exemption under either of these rules. On October 15, 1998, fourteen preferred stockholders who qualified for the exemption under Rule 144(k) elected to convert their shares of preferred stock. As a result, the Company converted 2,330,050 shares of the Preferred Stock into 9,372,653 shares of IMTECH Class A common stock (See Note M) at a 30% discount to the 20-day average trading market price of the Class A stock up to the date of conversion.

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------



NOTE K.  12% CONVERTIBLE PREFERRED STOCK (CONTINUED)

Six holders of the preferred stock have agreed not to convert their preferred shares at this time in accordance with a StandStill Agreement (the "Stand Still"). For agreeing to the StandStill, the preferred holders will accrue dividends at a rate of 12% for an additional eighteen (18) months through March 15, 2000. The dividends will be paid quarterly in shares of the Company's Class A Common stock. In addition, these preferred holders received from the Company the number of Class A common stock options (the "options") equal to one half (1/2) of the amount of preferred shares owned. The options have an exercise price of $2.00 and are exercisable for a period of five (5) years. The remaining holders who did not elect to execute the standstill agreement will be issued shares under the terms of the conversion procedures of the preferred agreement. As a result, for the year ended March 31, 1999, the Company recorded a dividend of approximately $86,000 representing the value of the options granted to the Standstill Holders on October 15, 1998 (See Note N).


NOTE L.  INCOME TAXES

IMTECH and its wholly- owned subsidiaries, Skillcraft and RDS, report income taxes on a consolidated basis for federal income tax purposes, and file separate returns for state and local income tax purposes.

Deferred income tax assets and liabilities are computed as the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 1999, the Company has net operating loss carryforward ("N.O.L.'s") totaling $20,838,000 available to offset future federal and state taxable income through 2014 as follows:

                   ----------------- --------------- ------------------
                   MARCH 31,            N.O.L.'S         EXPIRING

                         1989          $2,398,000          2004
                         1990           2,405,000          2005
                         1991           1,407,000          2006
                         1992           1,628,000          2007
                         1995           1,188,000          2010
                         1996           4,502,000          2011
                         1998           2,248,000          2013
                         1999           5,062,000          2014
                                      -----------
                                      $20,838,000
                                      ===========


The Tax Reform Act of 1986 enacted a complex set of regulations limiting the utilization of net operating loss carryforward to offset future taxable income following a corporate "ownership change." The Company's ability to utilize its net operating loss carryforward would, in general, be limited if there is a change in ownership in excess of fifty percent (50%). Although the Company has not performed a detailed study, it does not believe that an ownership change has taken place.

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------


NOTE L.  INCOME TAXES (CONTINUED)

In 1997, the Company utilized approximately $446,000 of N.O.L.'s to reduce taxable income to zero. Accordingly, the Company did not record a provision for income taxes for the year ended March 31, 1997. The tax benefits resulting from the N.O.L.'s have been fully reserved because the likelihood of their realization can not be determined.

NOTE M.  CLASS A COMMON STOCK

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


NOTE N.  STOCK OPTIONS

NON-QUALIFIED STOCK OPTION PLAN. In August 1987, the Board of Directors approved and adopted a Non-Qualified Stock Option ("NQSO") Plan. Under the NQSO Plan, individuals determined to be key persons on whom the Company relies for the successful conduct of its business, as determined by the Compensation Committee (the "Committee"), are granted options to purchase IMTECH's Class A Common Stock. There are 4,000,000 shares reserved for grant under the NQSO Plan.

The exercise prices of the options granted under the NQSO Plan, which are determined by the Committee in its sole discretion, may not be less than the par value of the shares, or fifty percent of the fair market value of the shares on the dates of grant. The Committee also determines the time periods during which the NQSO's may be exercised, although in no event shall any NQSO's have an expiration date later than ten (10) years from the date of its grant. As of March 31, 1999, options to acquire a total of 2,691,271 shares of Class A Common Stock were outstanding or approved for grant under the NQSO Plan, at exercise prices ranging from $.74 to $2.50 per share.

Six holders of the Company's 12% convertible preferred stock agreed not to convert their preferred shares in accordance with a StandStill Agreement (the "StandStill") (See Note K). For agreeing to the StandStill, the preferred holders, in addition to receiving interest at a rate of 12% for an additional eighteen (18) months, were granted by the Company the number of non-qualified stock options equal to one half (1/2) of the amount of their preferred holdings on October 15, 1998, which amounted to 231,838 options. The options have an exercise price of $2.00 and are exercisable for a period of five (5) years. As a result, for the year ended March 31, 1999, the Company recorded a dividend of approximately $86,000 representing the value of the options granted to the Standstill Holders on October 15, 1998.

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------


NOTE N.  STOCK OPTIONS (CONTINUED)

INCENTIVE STOCK OPTION PLAN. In August 1987, the Board of Directors adopted the Company's Incentive Stock Option ("ISO") Plan. The ISO Plan allows the Company to grant to employees determined to be key personnel by management, incentive stock options under the guidelines of Section 422 of the Internal Revenue Code. The Plan is available to all of the Company's employees, including officers and employee directors, and is intended to be used by management to attract and retain key employees. The ISO Plan is administered by the Committee, who establishes the terms of the options granted including their exercise prices, the dates of grant and number of shares subject to options. The exercise prices of all of the options granted under the ISO Plan must be equal to no less than the fair market value of the Class A Common Stock on the date of grant, and the terms of the options may not exceed ten years. 3,000,000 shares of IMTECH Class A Common Stock are reserved under the ISO Plan for grant.

For any employee/stockholder who may own more than 10% of the Company's outstanding voting shares, the exercise price of options received under the ISO Plan must be at least equal to 110% of the fair market value of the Class A Common Stock on the date of grant, and the term of the options must not exceed ten years. As of March 31, 1999, options to purchase 2,810,625 shares of IMTECH's Class A common stock were outstanding and approved for grant under the ISO Plan at exercise prices ranging from $.83 to $6.75 per share.

DIRECTORS OPTION PLAN. In October 1988, the Board of Directors adopted the Directors Option ("DO") plan, which was authorized by the stockholders on December 19, 1988, and was subsequently amended in October 1992. The purpose of the DO plan is to help IMTECH retain the services of qualified non-officer or non-employee directors, who are considered essential to the business progress of the Company. Under the DO plan, options are granted only on the date of the annual stockholders' meeting held once every calendar year. A total of 1,500,000 shares of the Company's Class A common stock has been reserved for grant under the DO plan. There are no options outstanding under the DO plan.






                   [THIS SECTION IS INTENTIONALLY LEFT BLANK]

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------


NOTE N.  STOCK OPTIONS (CONTINUED)

The following summarizes the activity of the stock options for the three years ended March 31, 1999 (in ,000):


------------------------------------ ------------------------ ----------------------- ------------------------
                                              NQSO                     ISO                      DO
                                     ------------------------ ----------------------- ------------------------
                                                  Weighted                 Weighted                 Weighted
                                       Number      Average      Number     Average      Number      Average
                                         of       Exercise        of       Exercise       of        Exercise
                                      Options     Price Per    Options    Price Per     Options    Price Per
                                                    Share                   Share                    Share
                                       (,000)        ($)        (,000)       ($)        (,000)        ($)
------------------------------------ ----------- ------------ ----------- ----------- ------------ -----------

Outstanding at April 1, 1996              1,440         3.32       1,269        3.07           15        3.13
    Granted                                 350         1.68       1,125        1.24            -           -
    Canceled                                -              -       (125)        1.88         (15)        3.13
                                     ----------- ------------ ----------- ----------- ------------ -----------
Outstanding at March 31, 1997             1,790         3.00       2,269        2.23            -           -
    Granted                               1,255         1.12         500        1.18            -
                                                                                                            -
    Canceled                              (713)         4.33       (435)        4.25            -           -
                                     ----------- ------------ ----------- ----------- ------------ -----------
Outstanding at March 31, 1998             2,332         1.58       2,334        1.63            -
                                                                                                            -
    Granted                                 367         1.85         480         .95            -
                                                                                                            -
    Canceled                                (8)         9.88         (3)        5.20            -
                                                                                                            -
                                     ----------- ------------ ----------- ----------- ------------ -----------
OUTSTANDING AT MARCH 31, 1999             2,691         1.59       2,811        1.51            -           -
                                     ----------- ------------ ----------- ----------- ------------ -----------

EXERCISABLE AT MARCH 31, 1999             2,503         1.62       2,697        1.36            -           -
                                     ----------- ------------ ----------- ----------- ------------ -----------
Weighted average fair value of
    options granted during the                 .59                     .73
    year
                                     ------------------------ -----------------------

Weighted average remaining
    life of options granted                  2 years                 5 years
    during the year
==================================== =========== ============ =========== ===========



STOCK-BASED COMPENSATION. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The pronouncement requires entities to recognize as compensation expense over the vesting period the fair value of stock-based awards on the date of grant. Alternatively SFAS, No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma income (loss) per share disclosures for employee stock option grants made from 1995 forward as if the fair-valued-based method defined in SFAS No. 123 had been applied. The Company has elected to adopt the disclosure-only provisions of SFAS No. 123, and as described above, continues to apply APB No. 25 to account for stock options. Accordingly, compensation expense is recognized for stock options granted to employees only to the extent that the quoted market price of the Company's Class A common stock on the date of grant exceeds the exercise price of the options. During the fiscal years ended March 31, 1999 and 1998, the Company granted a total of 367,000 and 1,255,000 of stock options, respectively, under the NQSO Plan to non-employees. As a result, non-employee compensation expense of approximately $83,000 and $62,000 was charged to operations during the years ended March 31, 1999 and 1998, respectively. In addition, during the year ended March 31, 1999, the Company granted a total of 480,000 stock options under the ISO Plan, all granted with exercise prices equal to the quoted market price of the Class A common stock on the date of grant.

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------


NOTE N.  STOCK OPTIONS (CONTINUED)

STOCK-BASED COMPENSATION. (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

Had compensation expense been determined as provided in SFAS No. 123 for stock options using the Black-Scholes option pricing model, the pro forma effect would have been:

   -------------------------------------------------------------- --------------- --------------- --------------
   FOR THE YEARS ENDED MARCH 31,                                       1999            1998            1997
   -------------------------------------------------------------- --------------- --------------- --------------

   Net income (loss) applicable to common shares -  as reported     $(9,003,857)    $(2,583,028)        $188,617
   Net  (loss) applicable to common shares - pro forma              $(9,013,457)     (2,740,613)       (560,483)
   Net income (loss) per common share - as reported                        (.86)           (.46)             .04
   Net  (loss) per common share - pro forma                                (.86)           (.49)           (.11)

   -------------------------------------------------------------- --------------- --------------- --------------


The fair value of each option grant is calculated using the following weighted average assumptions:

   -------------------------------------------------------------- --------------- ---------------  -------------
   FOR THE YEARS ENDED MARCH 31,                                       1999            1998            1997

   Expected life (in years)                                            3.74             5               5
   Interest rate                                                      5.26%           5.83%           6.01%
   Volatility                                                        127.62%          36.13%           287%
   Dividend yield                                                       -               -               -

   -------------------------------------------------------------- --------------- --------------- --------------


NOTE O.  MAJOR CUSTOMERS

During the years ended March 31, 1999, 1998 and 1997, the Company's largest customers (1, 2, and 2 respectively), accounted for approximately 25%, 40% and 38% of total revenues. At March 31, 1999, 1998 and 1997, those same customers had accounts receivable balances in the aggregate of approximately $380,000, $441,000 and $156,000, respectively.


NOTE P.  COMMITMENTS AND CONTINGENCIES

EMPLOYEE BENEFIT PLANS. The Company sponsors a 401(k) plan covering all eligible employees (personnel with twelve consecutive months of service). Employer contributions to the plan are based on the discretion of management. Employees can elect to contribute up to a maximum of 15% of their salaries to the plan. Since its inception, IMTECH has not made any contributions to the plan, matching or otherwise.

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------


NOTE P.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

REGISTRATION RIGHTS. The Company has granted, without cost, demand and "piggyback" registration rights with respect to the Company's Class A common stock underlying certain warrants, options, notes and preferred stock (collectively known as "convertible securities") issued or to be issued to certain holders of convertible securities of the Company.

EMPLOYMENT AGREEMENTS. In December 1996, the Board of Directors appointed Matti Kon as the Company's Chief Executive Officer. Consequently, the Company entered into an employment agreement subsequently amended with Mr. Kon which provides for a base annual salary of $250,000 plus an incentive bonus equal to 20% of operating income, up to a maximum of $500,000. The agreement had an initial one-year term and awarded Mr. Kon 500,000 options to purchase 500,000 shares of the Company's Class A Common Stock at an exercise price of $1.18 per share as a signing bonus. The options vested after one year of service and expired in December 1998. The agreement further provides that Mr. Kon has the right to devote his time and attention to his other business interests. In January 1998, the Board of Directors elected to renew Mr. Kon's contract and extend his options for an additional two-year period through December 1999. Consequently, Mr. Kon was awarded an additional 500,000 options to purchase 500,000 shares of the Company's Class A Common stock at $1.18 per share. The additional 500,000 options vested after the completion of Mr. Kon's second year of service and are exercisable until December 31, 1999.

The Company has entered into an employment agreement with Mr. Joseph Gitto, its President and Chief Financial Officer. The agreement, as amended in July 1997, expires in December 1999 and provides for an annual base salary of $180,000. In addition, Mr. Gitto is entitled to an incentive bonus equal to 15% of operating income, up to a maximum of $150,000. At the time of the original agreement, Mr. Gitto was awarded 600,000 options to purchase 600,000 shares of the Company's Class A Common stock at exercise prices ranging from $1.25 to $1.88 per share. The options vest over a three-year period and expire in April 2000. As noted previously, Messrs. Kon and Gitto have agreed to reductions in their compensation of $50,000 respectively effective March 1999.

In November 1995, IMTECH entered into a three year service agreement with Corporate Relations Group, Inc. ("CRG"), whereby CRG was to provide IMTECH with promotional and brokerage communication services. As consideration for its services, IMTECH was to pay CRG the sum of $300,000 or 171,000 shares of its free trading Class A Common Stock plus 500,000 options to purchase 500,000 shares of its Class A Common Stock at exercise prices ranging from $1.75 to $3.06 per share for a period of five years. IMTECH elected to pay CRG by issuing 171,000 shares of Class A Common Stock. Initially, IMTECH delivered to CRG 92,250 shares of the freely traded Class A Common Stock, which it borrowed from a number of shareholders. IMTECH repaid the shareholders by making cash interest payments at a rate of 10% per annum, in addition to making cash payments for the borrowed shares. The balance of the 78,750 shares were not remitted to CRG. CRG has asserted a claim for the balance of the shares. IMTECH has disputed the claim based upon the position that CRG did not perform under the provisions of the service contract.

While the Company has not commenced legal action to recover the shares of stock and/or monetary and/or punitive damages from CRG, the Company is considering the cost of commencing an action as related to the chances of a monetary recovery from CRG.

In August 1998, IMTECH entered into a one-year service agreement with a company known as Barry Kaplan Associates ("BKA"). According to the terms of the agreement, BKA is to provide IMTECH with financial public relations services related to promoting the Company and its stock. As consideration for their services under the agreement, BKA will receive a monthly fee of $5,000, plus pre-approved out-of-pocket expenses. In addition, BKA was granted 110,000 options to purchase 110,000 shares of the Company's Class A Common stock at an

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE P. COMMITMENTS AND CONTINGENCIES (CONTINUED)

exercise price of $1.25 per share for a period of two years commencing September 1, 1998. During the fiscal year ended March 31, 1999, the Company incurred a non-cash charge to operations of approximately $73,000 representing non-employee compensation resulting from the grant of options to BKA. As part of the Company's cost reduction plan, BKA has agreed to a 120-day reduction on its contract to $3,000 per month.

The Company agreed under various agreements with convertible security holders to file a registration statement on Form S-3 for their underlying shares of Class A Common Stock. Since the Company withdrew its registration statement (and amendments thereto) (See Note K), it is possible the holders of these securities may assert a claim against the Company based on the Company's failure to comply with the registration requirements.

The Company is currently negotiating with its landlord to reduce its rent covering South Printing Facility. The landlord has claimed certain defaults by the Company in its lease. In addition, the landlord has requested that the Company post a letter of credit in the amount of $100,000 with a financial institution for additional rent security. There are no assurances that the Company will be successful in its attempts to re-negotiate its lease and reduce its monthly rent obligation, or resolve the claim of additional rent by the landlord.

The Company was advised by the NASDAQ Stock Market, Inc. ("NASDAQSM") that it no longer meets the current NASDAQSM listing requirements for continued listing on the NASDAQSM SmallCap Stock Market. Continued inclusion on the NASDAQSM SmallCap Stock Market generally requires that (i) the Company maintains at least $2,000,000 in tangible net assets; or (ii) $35,000,000 in market capitalization; or (iii) net income of at least $500,000 in two of the three prior years. Additionally, the Company is required to maintain at least 500,000 shares in the public float valued at $1,000,000 or more, a minimum common stock bid price of $1.00, at least two active market makers, and at least 300 shareholders of its stock. On the close of business, January 14, 1999, the Company received notification from NASDAQSM that it was not in compliance with the tangible net assets and dollar price listing rules and therefore decided to relocate the Company's securities from its SmallCap stock market to the over-the-counter market on the NASD's "Electronic Bulletin Board". As a result, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysis and the news media's coverage of the Company and lower prices for the Company's securities than might otherwise be attained.

Harold Russell ("Russell") has filed an action in the New York State Supreme Court against the Company, claiming the aggregate sum of $3,750,000, in addition to interest and attorney's fees, alleging that the Company has made no payments pursuant to the installment promissory note issued to Russell as a result of the purchase of Skillcraft by IMTECH. The Company is contesting the action filed by Russell as the promissory note issued by the Company to Russell is being held in escrow and subject to escrow agreement. Additionally, the Company has denied that he is entitled to the sum claimed by him based upon the claim of fraud and misrepresentation with respect to the purchase of his stock ownership in Skillcraft. Motions before the court by both the Company and Mr. Russell are currently pending. Additionally, Russell has served a notice of intent to arbitrate, before the American Arbitration Association, asserting a claim that the Company and Halcon Acquisition Corp. ("Halcon"), a wholly owned subsidiary of the Company, violated his employment agreement by terminating his employment. The Company's subsidiary, Halcon, terminated his employment agreement based upon allegations of fraud in the inducement by Russell in entering into the employment agreement which was related to the acquisition of the Skillcraft shares of stock from Mr. Russell. The Company has filed a motion to stay the arbitration based upon technical and other grounds and is awaiting the Court's decision.

The Company filed an action in the New York State Supreme Court (New York County) against Russell. The action is for damages sustained by the Company as a result of alleged fraud and intentional misrepresentation with respect to the purchase of stock from Mr. Russell on July 24, 1998, wherein the Company purchased all of

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------


NOTE P. COMMITMENTS AND CONTINGENCIES (CONTINUED)

the issued and outstanding common stock of Skillcraft. The Company has claimed compensatory and punitive damages in the sum of $12,500,000 and $10,000,000, respectively. An additional claim for recission and damages has also been asserted against Russell. Russell is contesting the Company claims and denies the allegations asserted by the Company. Russell has made a motion to dismiss the Company's complaint and the Company is awaiting the Court's Decision.

In May of 1999, a Company known as Amplicon, Inc. ("Amplicon") commenced an action against the Company in the United States District Court for the Southern District of New York alleging violation of an equipment lease by and between Amplicon and the Company. The Company leased a Heidelberg Four Color Quick Master Printing Press and related equipment by executing a lease/purchase agreement with Amplicon. The Amplicon claim is that the Company is obligated to pay the sum of $345,405, the balance of the payments due under the lease and, in addition, is required to agree with Amplicon on the termination of the lease as to the purchase price for the equipment. The Company secured all payments under the lease by posting a standby letter of credit in favor of Amplicon guaranteeing that all payments under the lease were to be made.

Additionally, Amplicon commenced an action to obtain an order of seizure of the equipment claiming that Amplicon is entitled to possession of the leased equipment, and that in the event of default in payments, Amplicon can proceed to recover possession of the equipment. The Company is contesting the matter as the Company has asserted its answer to the complaint in that the lease is subject to an arbitration provision and, in addition, that representatives of Amplicon misrepresented to the Company and committed acts of fraud by their misrepresentation in having the Company execute a lease agreement which was inconsistent with the written lease proposal provided by Amplicon to the Company prior to the execution of the lease purchase agreement. The action is currently pending before the Court.

The Company completed a private placement offering under Regulation D on July 24, 1998 for the sum of $4,000,000. The offering involved the issuance of a 12% convertible debenture which provided for the right of the holder of the debenture, in addition to receiving interest payments, to also receive 10% of the profits of the Skillcraft division of the Company. The terms of the convertible debenture is for a period of five years with the right of the holder to convert the debenture into shares of Class A common stock of the Company, at any time during the term of the debenture. The right of conversion granted to the holder the right to convert the note into either 40% of the issued and outstanding Class A common stock for the conversion within the first year or up to 70% of the issued and outstanding Class A common stock thereafter. In April, 1999, the holders of the promissory note declared the Company in default of nonpayment of monetary interest during the first year of the note, and it is the Company's position that based upon the terms and conditions of the promissory note, that the principal ($4,000,000) of the note as per the terms of the note is payable in shares of Class A common stock of the Company. As of the current date, the holders of the notes have not taken any action with respect to their notice of default.

The Company issued a promissory note to Harry Markovits, a former director of the Company. The balance due on the promissory note is approximately $133,000. Mr. Markovits passed away in April of 1998 and the note was transferred to his estate. The estate has asserted a claim for the sum of $133,000 plus interest due and that the Company has defaulted in payment of the note. Additionally, the agreement with Mr. Markovits required that the Company deliver to him 50,000 shares of the common stock of INSCI Corp., which is held in escrow. Mr. Markovits was further granted a subordinate UCC lien on the assets of the Company to secure the repayment of the promissory note. The lien granted to Mr. Markovits is a lien subordinated to the Company's principal lender, MTB Bank.

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------




NOTE Q.  EARNINGS (LOSS) PER SHARE

In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Under SFAS No. 128, public companies and entities with complex capital structures are required to present basic and diluted EPS on the face of the income statement. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and, if applicable, diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to Class A Common stockholders by the weighted-average number of Class A Common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Class A Common stock are exercised or converted and the resulting additional shares are dilutive (their inclusion decreases the amount of EPS). The effect on earnings (loss) per share of the Company's outstanding stock options and warrants, convertible debentures and notes and preferred stock is anti-dilutive for all periods presented and therefore not included in the calculation of the weighted-average number of Class A Common shares outstanding.


NOTE R.  GOODWILL IMPAIRMENT

During the year ended March 31, 1999, the Company recorded a $5,661,610 charge related to the impairment of its long-lived assets. The charge, in whole, was attributable to the impairment of the goodwill associated with the acquisition of Skillcraft (See Notes A,C,F and P). Immediately following the acquisition, Skillcraft suffered a decrease in revenues of approximately 30% as a result of unrecoverable lost business from the attrition of certain key customers. Management believes that the lost volume has caused Skillcraft's expected future cash flows to be less than its carrying amount.

NOTE S.  OTHER COSTS

In the third quarter of fiscal year ended March 31, 1997, management adopted a formal plan to restructure IMTECH's work force and re-deploy the operating assets of the Company. Management's intentions were to make the Company operate more efficiently and remain competitive in the research printing market. In accordance with the restructuring plan, the Company recorded a charge of $550,000 for the year ended March 31, 1997 to account for the costs incurred to reorganize the work force and re-deploy the production equipment, summarized as follows:


                  --------------------------------- -- ----------

                  Severance payments                $    259,000
                  Payroll taxes and benefits              77,000
                  Consulting fees                        131,000
                  Asset redeployment costs                83,000
                                                    -- ----------

                                                    $    550,000
                  ================================= == =========

--------------------------------------------------------------------------------
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Information Management Technologies Corporation and Subsidiaries
March 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------



NOTE T. SUBSEQUENT EVENTS

     [1]  12% CONVERTIBLE NOTES

     In April 1999 the Company was notified by one of its 12% convertible note holders that based on NASDAQ's notification on January 14, 1999 regarding the Company's failure to maintain minimum listing requirements and the Company's subsequent inability to satisfy those requirements within 60 days of such notice, that the Company was in default of the provisions contained within its 12% note agreements.

     In the event of default, note holders maintained the right to possess the collateral (339,497) shares of INSCI stock to satisfy the outstanding obligation. The Company has negotiated with the note holders in total, whereby the Company was afforded the opportunity to liquidate the collateral in an orderly fashion to protect its remaining investments in INSCI while satisfying its obligation to note holders. Under the terms of the settlement, one holder agreed to accept 164,666 shares of INSCI stock and 1,218,000 shares of IMTECH stock in satisfaction of his $600,000 principal and $124,000 in accrued interest respectively. The remaining two note holders agreed to receive the return in the aggregate of $200,000 principal in cash and accrued interest of 13,309 shares of INSCI common stock.

     [2] 12% MANDATORY CONVERTIBLE DEBENTURES

     In April 1999, the Company received notification from its 12% mandatory convertible debenture ("debenture") holders that the Company was in default of its interest payments to the debenture holders. Under the terms of the debenture agreement, under a notice of default, repayment of principal, can only be paid in shares of Class A Common Stock. The Company has a period of 50 days to cure the default or tender the equivalent shares as repayment in principal. Should the Company not cure the default, under the conversion provisions of the debenture agreement, debenture holders would receive shares equal to 40% of the outstanding float.

     [3] SACHS LITIGATION

     Robert Sachs represents a group of investors who invested in IMTECH in 1995 and received the right to convert their 12% convertible preferred stock into shares of Class A common stock of the Company at a discount to the market. Mr. Sachs instituted an action in the United States District Court for the Southern District of New York, and the matter was settled based upon Mr. Sach's group receiving an aggregate of 4,569,173 shares of Class A common stock, or approximately 36% of the issued and outstanding shares of Common Stock of the Company.

--------------------------------------------------------------------------------
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Information Management Technologies Corporation
--------------------------------------------------------------------------------




--------------------------------------------------------------------------------------
YEARS ENDED MARCH 31,                                  1999         1998         1997
--------------------------------------------------------------------------------------

A)   ALLOWANCE FOR DOUBTFUL ACCOUNTS:
B)   Balance at the beginning of year             $   99,000   $   36,800   $  104,500
C)   Additions:
          Charged to costs and expenses              346,355       82,373       34,660
D)   Deductions:
     Amounts written off during the year             220,355       20,173      102,360
                                                  ------------------------------------
E)   Balance at the end of the year               $  225,000   $   99,000   $   36,800
                                                  ====================================


A)   ACCUMULATED AMORTIZATION OF COST IN EXCESS
         OF NET ASSETS ACQUIRED:
B)   Balance at the beginning of year             $     --     $     --     $  255,059
C)   Additions:
          Acquisitions of businesses               6,675,175         --           --
D)   Deductions:
     Amortization and impairment charges           5,945,781         --        255,059
                                                  ====================================
E)   Balance at the end of the year               $  729,394   $     --     $     --
                                                  ====================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation
--------------------------------------------------------------------------------

INDEX TO EXHIBITS

         The following exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K, as indicated below (footnote explanations are at end of index):


3.1 Certificate of Incorporation of the Company, as filed on December 24, 1986, amended October 16, 1987, amended July 20, 1989 and as amended December 14, 1989.11/

3.2 Certificate of Incorporation of the Company as amended June 13, 1995 and amended June 28, 1995.20/ ---

3.3   Certificate of Incorporation of the Company as amended November 30,
      1995.46/

3.4   Bylaws of the Company.1/

4.1 Unit Purchase Option for 46,300 units, dated April 6, 1988, issued to D.H. Blair & Co., Inc.8/ --

4.2 Unit Purchase Option for 32,000 units, dated April 5, 1988, issued to Parliament Hill Capital Corp.8/ --

4.3 Unit Purchase Option for 500 units, dated April 6, 1988, issued to David Nachamie.8/ --

4.4 Unit Purchase Option for 500 units, dated April 6, 1988, issued to Vincent Coakley.8/ --

4.5 Unit Purchase Option for 500 units, dated April 6, 1988, issued to Michael Siciliano.8/ --

4.6 Unit Purchase Option for 200 units, dated April 6, 1988, issued to Allison Brown.8/ --

4.7 Warrant Agreement by and among the Company, D.H. Blair & Co., Inc. and the Warrant Agent, dated April 6, 1988.8/ --

4.8 Warrant Agreement by and among the Company, D.H. Blair & Co., Inc. and the Warrant Agent, dated February 23, 1989.9/ --

4.9 Warrant Agreement by and among the Company, D.H. Blair & Co., Inc. and the Warrant Agent, dated May 22, 1990.11/ ---

4.10 Warrant Agreement by and among the Company, D.H. Blair & Co., Inc. and the Warrant Agent, dated August 16, 1990.12/

4.11 Warrant Agreement by and among the Company, D.H. Blair & Co., Inc. and the Warrant Agent, dated March 25, 1991.16/

4.12 Form of Convertible Subordinated Debenture issued in connection with the Company's private placement completed in November 1991.17/

4.13 Form of Convertible Subordinated Note issued in connection with INSCI Corp. private placement completed in June 1992.17/

4.14 Warrant Agreement by and among the Company, D.H. Blair & Co., Inc. and the Warrant Agent, dated February 1, 1993 as amended by Supplemental Agreement to Amend Warrant Agreement, dated June 27, 1993.18/

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation
--------------------------------------------------------------------------------

INDEX TO EXHIBITS


4.15  Loan Option Agreement, dated January 17, 1995, issued to Shor Yeshev.20/

4.16  Loan Option Agreement, dated January 17, 1995, issued to Raquel
      Grunwald.20/

4.17  Loan Option Agreement, dated January 17, 1995, issued to Lou Gurman.20/

4.18  Loan Option Agreement, dated January 17, 1995, issued to Dynamic
      Control.20/

4.20 Extension of expiration date and repricing of Class A and Class B Warrants 65/

4.19  Loan Option Agreement, dated January 17, 1995, issued to Dr. Rona
      Krinick.20/

9.1 Voting Agreement between D.H. Blair & Co., Inc. and Pierce Lowrey, Jr. dated February 23, 1989 accompanied by a schedule of seven other substantially identical agreements reflecting parties' names and amount of securities subject to the agreements.10/

9.2   Voting Agreement between D.H. Blair & Co., Inc. and Gerald E. Dorsey.18/

9.3   Voting Agreement between the Company and Pierce Lowrey, Jr.19/

10.1 Employment Agreement dated as of September 1, 1987 between the Company and Pierce Lowrey, Jr.1/ --

10.2 Escrow Agreement by and among the Company, the existing stockholders, and the Escrow Agent..8/

10.3  Amended and Restated 1987 Incentive Stock Option Plan.10/

10.4  Amended and Restated 1987 Non-Qualified Stock Option Plan.8/

10.5 Sublease dated September 7, 1988, between the Company and Kidder, Peabody & Co., Inc. for the Company's facilities at 130 Cedar Street, New York, NY with lease attached thereto.10/

10.6 Lease dated November 2, 1988, between the Company and Carol Gaynor, Marguerite K. Lewis and William A. Goldstein, as Trustees for additional facilities at 130 Cedar Street, New York, N.Y.10/

10.7 Lease dated August 19, 1987, between the Company and California State Teacher's Retirement System for the Company's facilities at Six Piedmont Center, Suite 100, Atlanta, Georgia.1/

10.8  Form of Facilities Management Agreement.1/

10.9  Form of Service Agreement.1/

10.10 Employment Agreement dated January 1, 1988 between the Company and Ronald
      A. Bibbo..3/


10.11 Non-Compete Agreement September 3, 1986 by and among Datacopi, Inc., NCR Corporation, and Pierce L. Lowrey, JR.2/

10.12 Line of Credit for the Company with the Robinson-Humphrey Company, Inc.2/

10.13 Agreement for sale of 150,000 shares of Class B Common Stock between the Company and Pierce Lowrey, Jr.2/ --

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation
--------------------------------------------------------------------------------

INDEX TO EXHIBITS


10.14 Subscription Agreement for Ronald A. Bibbo.2/

10.15 Cease and Desist Agreement between the Company and Independent Printing Company, Inc.3/

10.16 Settlement Agreement between the Company and Mathias & Carr, Inc.3/

10.17 Line of Credit for the Company with the First National Bank of Atlanta.3/

10.18 March 31, 1988 accrued salary waiver between Pierce Lowrey, Jr. and the Company.7/ --

10.19 Letter Agreement between the Company and D.H. Blair & Co., Inc. regarding merger and acquisition consulting services, dated April 13, 1988.8/

10.20 Consulting Agreement between the Company and D.H. Blair & Co., Inc. dated April 13, 1988.8/

10.21 Facilities Management Agreement dated June 6, 1988 by and between the Company and Manufacturers Hanover Trust Company, with Addendum thereto, dated July 1988.8/

10.22 Facilities Management Agreement, dated September 7, 1988, by and between the Company and Kidder, Peabody & Co., Inc., and related agreements and documents.8/

10.23 Directors Option Plan.10/

10.24 Employment Agreement, dated May 1, 1988, between the Company and Ray Miller, with attachments and exhibits.10/ ---

10.25 Stock Option Agreement, dated May 1, 1988, between the Company and Ray L. Miller.10/

10.26 Agency Agreement, dated January 30, 1989, between the Company and D.H. Blair & Co., Inc. 10/ ---

10.27 Unit Purchase Option for 2.55 Private Placement units, dated February 23, 1989, issued to D.H. Blair & Co., INC.10/ -------

10.28 May 1, 1989 letter regarding salary waiver from Pierce Lowrey, Jr. to the Company.10/ ---

10.29 Assignment Agreement, dated May 24, 1989 between the Company and Pierce Lowrey Jr. regarding assignment of claims against Ronald A. Bibbo.10/ ---

10.30 Asset Purchase Agreement, dated May 5, 1989, between Jon Rothenberg & Associates and the Company, with related documents and agreements.10/

10.31 Promissory Note in the original principal amount of $100,000 dated June 9, 1989 payable by the Company to Pierce Lowrey, Jr.10/ ---

10.32 Commitment Letter, dated July 17, 1989, from Pierce Lowrey, Jr. to the Company with respect to additional loans to the Company.10/

10.33 Employment Agreement, dated December 15, 1989, between the Company and John Hoffman.11/

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation
--------------------------------------------------------------------------------

INDEX TO EXHIBITS

10.34 Credit Agreement, dated August 1, 1989, as amended, by and between the Company and State Street Bank and Trust Company.11/ ---

10.35 $750,000 Loan Commitment, Master Note and Security Agreement by and between Pierce Lowrey, Jr. and the Company, dated March 1, 1990.11/ ---

10.36 Asset Purchase Agreement by and between Imtech Optical Systems, Inc. and Acctex Information Systems, Inc., dated December 29, 1989.11/

10.37 Distribution Agreement between the Company and the Vault Company dated, June 25, 1990.13/

10.38 Letter Agreement, dated May 15, 1990 from D.H. Blair & Co., Inc. to the Company regarding amendment to Unit Purchase Option ,dated February 23, 1989.14/

10.39 Letter Agreement between the Company and D.H. Blair & Co., Inc. regarding 1990 Bridge Loan, dated May 22, 1990.14/

10.40 Form of 12% Subordinated Promissory Note issued in connection with 1990 Bridge Loan.1 -

10.41 Asset Purchase Agreement between the Company and IMTECH Atlanta, Inc.15/

10.42 Form of Subordinated Promissory Note issued in connection with the Company's private placement completed in February 1991.16/

10.43 Accounts Financing Agreement [Security Agreement] (with Supplements) and $100,000 Term Notes between the Company and Congress Financial Corporation, dated May 3, 1991, and $500,000 Letter of Credit from the First National Bank of Atlanta, dated May 2, 1991.16/

10.44 Warrant Agreements between the Company and Pierce Lowrey, Jr. dated February 1, 1991, February 5, 1991 and February 28, 1991 for 425,000 shares, 125,000 shares and 153,000 shares, respectively.16/

10.45 Share Purchase Option for 243,750 shares of Class A Common Stock, dated April 26, 1991, between the Company and D.H. Blair & Co., Inc.16/ ---

10.46 Form of Share Purchase Option issued in connection with INSCI Corp. private placement in July 1991.17/ ---

10.47 Form of Warrant issued in connection with INSCI Corp. private placement completed in January 1992.17/

10.48 Form of Unit Exchange Agreement issued in connection with INSCI Corp. private placement completed in January 1992.17/

10.49 Form of Warrant issued in connection with INSCI Corp. private placement completed in June 1992.17/

10.50 Consulting Agreement, dated March 8, 1993, by and between INSCI Corp. and the Raymond Group, Inc.18/ ---

10.51 Lease Agreement, dated May 31, 1993, by and between INSCI Corp. and Connecticut General Life Insurance COMPANY.18/

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation
--------------------------------------------------------------------------------

INDEX TO EXHIBITS

10.52 Settlement Agreement with the SEC, dated September 30, 1992.18/

10.53 Consulting Agreement by and between the Company and Edward I. Rosen, dated April 1, 1993.18/

10.54 First Amendment to Director's Stock Option Plan, dated October 20,
      1992.18/

10.55 Lease Agreement between the Company and A.J. Goldstein & Co., Inc. for premises located at 130 Cedar Street, New York, New York 1006, dated October 7, 1993.17/ ---

10.56 Loan Agreement (and supplemental documentation) between BNY Financial Corp., the Company, INSCI Corp. and Imtech Litigation Support Systems, Inc.32/

10.57 INSCI Corp. 1992 Stock Option Plan 28/

10.58 INSCI Corp. 1992 Directors Option Plan.28/

10.59 INSCI Corp. 1992 Advisory Committee Plan.28/

10.60 INSCI Corp. Accounts Financing Agreement between INSCI Corp. and Congress Financial Corporation, and related documents.28/

10.61 INSCI Corp. Form of 1991 Option.28/

10.62 INSCI Corp. Form of 1992 Warrants.28/

10.63 INSCI Corp. Form of 1992 Convertible Subordinated Notes.28/

10.64 INSCI Corp. Form of 1992 Contingent Warrants.28/

10.75 INSCI Corp. Form of 1993 Warrant - Version A.30/ ---

10.76 INSCI Corp. Form of 1993 Release Agreement.30/

10.77 INSCI Corp. Form of Management Agreement between INSCI Corp. and
      IMTECH.28/

10.78 INSCI Corp. Form of Tax Sharing Agreement between INSCI Corp. and
      IMTECH.28/

10.79 Form of Indemnification Agreement with INSCI Corp.'s Directors.28/

10.80 Marketing Associate Solution Alliance Agreement between UNISYS Corp. and INSCI Corp.28/

10.81 Data General Value Added Reseller Discount Purchase Agreement.28/

10.82 Data General Optical Systems and Software Agreement.28/

10.83 Distribution Agreement between Fiserv CIR, Inc. and INSCI Corp.28/

10.84 Lease Agreement relating to INSCI Corp.'s White Plains, NY headquarters.29/

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation
--------------------------------------------------------------------------------

INDEX TO EXHIBITS

10.85 Forms of Customer License Agreements used by INSCI Corp.29/

10.86 Forms of Employee Confidentiality Agreements used by INSCI Corp.29/

10.87 Nondisclosure and Noncompetition Agreement between INSCI Corp., the Company and Mason Grisby.29/

10.88 Form of 1993 Warrant; Version B.30/

10.89 Employment Agreement between INSCI Corp. and John L. Gillis.30/

10.90 Employment Agreement between INSCI Corp. and Kris Canekeratne.30/

10.91 Form of 1993 Exchange Agreement and Investor Suitability
      Representations.30/ ---

10.92 Form of 1993 Conversion Agreement.30/

10.93 Waivers by Congress Financial Corp.30/

10.94 License Agreement between Bull HN Information Systems, Inc. and INSCI Corp.30/

10.95 Preferred stock Subscription Agreement between INSCI Corp. and the Company relating to preferred stock.19/

10.96 Business Partner Agreement between International Business Machines Corp. and INSCI Corp.32/

10.97 Waiver by BNY Financial Corp.31/

10.98 Stock Escrow Agreement between INSCI Corp., the Company and First Union National Bank of North Carolina (as escrow agent).32/ ---

10.99 Promissory Note and Security Agreement in favor of INSCI Corp. from John
      L. Gillis and Sandra Gillis, in the original principal amount of $150,000.19/

10.100 Stock Pledge Agreement by John L. Gillis and Sandra Gillis, in favor of INSCI Corp.19/

10.101 April 1993 Private Placement term sheet and exhibits.19/

10.102 December 1993 Litigation Support Systems, Inc. Private Placement documents.19/ ---

10.103 Consulting Agreement between the Company and Boulder Financial Group, Ltd.19/

10.104 Amendment to loan Agreement between BNY Financial Corp. and
      Registrant.19/

10.105 Amendment to Loan Agreement between NY Financial Corp. and Registrant.19/

10.106 BNY Agreement with Registrant.20/

10.107 Preferred Stock Redemption Agreement.20/

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation
--------------------------------------------------------------------------------

INDEX TO EXHIBITS

10.108 Employment Agreement between IMTECH and Christopher D. Holbrook.34/

10.109 Employment Agreement between IMTECH and Joseph A. Gitto, Jr.34/

10.110 Lease Agreement relating to INSCI's Westborough, Massachusetts heaquarters.44/

10.111 Employment Agreement with Jack Steinkrauss.44/

10.112 Employment Agreement with John Gillis.44/

10.113 Employment Agreement with Kris Canckeratne.44/

10.114 Agreement for system purchase by Northern Trust Company.44/

10.115 Technology and Reseller Agreement with Elixir Technology.20/

10.116 Private Placement term sheet for offering of 90 day 10% subordinated notes repayable in cash or shares of the Company's proposed 10% convertible preferred stock.20/

10.117 First Amendments to Private Placement term sheet and exhibits.20/

10.118 Copy of modification of lease executed by the Company and A.J. Goldstein & Co., Inc.45/

10.119 Form of Subordinated Convertible Debenture Exchange Agreement for 12% convertible preferred stock.51/ ---

10.120 Agreement between the Company and the Corporate Relations Group for the Company's corporate and stockholder public relations.52/

10.121 Form of Agreement by and between the Company and a shareholder with respect to a loan of stock.53/ ---

10.122 Form of Subscription Agreement for 12% subordinated convertible debentures.54/ ---

10.123 Offshore Convertible Debenture Subscription Agreement between the Company and Infinity Investors, Ltd. and related agreement between the Company and Alpine Capital Partners, Inc.60/62/

10.124 Termination of Asset-Based Financing Agreement with BNY Financial
      Corp.56/

10.125 Form of Subscription Agreement with J. Michael Reisert, Inc.63/

10.126 Employment Agreement with Mr. Matti Kon.66/

10.127 12% Convertible Secured Promissory Note Private Placement Term Sheet with exhibits64/ ---

10.128 Credit arrangement with MTB Bank 70/

10.129 Amendment to employment agreement with Mr. Matti Kon

10.130 Amendment to employment agreement with Mr. Joseph A. Gitto

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation
--------------------------------------------------------------------------------

INDEX TO EXHIBITS

13.1 The Company's Annual Report to Security Holders for the year ended March 31, 1993.22/

13.2  Form 10-Q for the quarter ended June 30, 1993.23/

13.3  Form 10-Q for the quarter ended September 30, 1993.24/

13.4  Form 10-Q for the quarter ended December 31, 1993.25/

13.5  Form 10-Q/A (Amendment No. 1) for the quarter ended December 31, 1993.26/
      ---

13.6  Proxy Statement for the Company's 1993 Annual Shareholders' Meeting.27/
      ---

13.7  Form 10-Q for the quarter ended June 30, 1994.35/

13.8  Form 10-Q for the quarter ended September 30, 1994.36/

13.9  Form 10-Q for the quarter ended December 31, 1994.37/

13.10 Form 10-Q for the quarter ended June 30, 1995.47/

13.11 Form 10-Q for the quarter ended September 30, 1995.48/

13.12 Form 10-Q for the quarter ended December 31, 1995.49/

13.13 Form 10-Q for the quarter ended June 30, 1996.57/

13.14 Form 10-Q for the quarter ended September 30, 1996.58/

13.15 Form 10-Q for the quarter ended December 31, 1996.59/

13.16 Form 10-Q for the quarter ended June 30, 1997.67/

13.17 Form 10-Q for the quarter ended September 30, 1997.68/

13.18 Form 10-Q for the quarter ended December 31, 1997.69/

13.19 Form 10-Q for the quarter ended June 30, 1998.72/

13.20 Form 10-Q for the quarter ended September 30, 1998.73/

13.21 Form 10-Q for the quarter ended December 31, 1998.74/

16.1  Letter regarding dismissal of independent certified public accountant.38/

16.2 Letter regarding engagement of new independent certified public accountant.39/

16.3 Letter regarding resignation of independent certified public accountant.38/

16.4  Letter regarding potential prior period adjustment.41/

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation
--------------------------------------------------------------------------------

INDEX TO EXHIBITS


16.5 Letter regarding engagement of new independent certified public accountant.42/

21.1  List of subsidiaries.20/

22.1  Proxy Statement for the Company's 1994 Annual Shareholders' Meeting.43/
                                                                             ---

22.2  Proxy Statement for the Company's 1995 Annual Shareholders' Meeting.50/
      ---

24.1  Powers of Attorney.20/

27.1  Financial data schedule

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

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation
--------------------------------------------------------------------------------

INDEX TO EXHIBITS



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

21/   Filed with this report.

22/ Incorporated by reference herein to the Company's Annual Report to Security Holders for the year ended March 31, 1993 as filed with the Commission.

23/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

24/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

25/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.

26/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended December 31, 1993.

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation
--------------------------------------------------------------------------------

INDEX TO EXHIBITS


27/ Incorporated herein by reference to the Exhibit with the same description to the Proxy Statement for the Company's 1993 Annual Shareholders' Meeting as filed with the Commission.

28/ Incorporated herein by reference to the Exhibit with the same description of the INSCI Corp. Registration Statement of Form S-1, File No. 33-54558, as filed with the Securities and Exchange Commission on November 13, 1993.

29/ Incorporated herein by reference to the Exhibit with the same description of the INSCI Corp. Registration Statement of Form S-1, File No. 33-54558, as filed with the Securities and Exchange Commission on December 2, 1993.

30/ Incorporated herein by reference to the Exhibit with the same description of the INSCI Corp. Registration Statement of Form S-1, File No. 33-54558, as filed with the Securities and Exchange Commission on February 2, 1994.

31/ Incorporated herein by reference to the Exhibit with the same description of the INSCI Corp. Registration Statement of Form S-1, File No. 33-54558, as filed with the Securities and Exchange Commission on March 15, 1994.

32/ Incorporated herein by reference to the Exhibit with the same description of the INSCI Corp. Registration Statement of Form S-1, File No. 33-54558, as filed with the Securities and Exchange Commission on March 25, 1994.

33/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated January 17, 1995.

34/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated March 3, 1995.

35/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

36/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

37/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

38/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated August 9, 1994.

39/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated August 15, 1994.

40/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated November 1, 1994.

41/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated November 14, 1994.

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation
--------------------------------------------------------------------------------

INDEX TO EXHIBITS


42/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated December 21, 1994.

43/ Incorporated herein by reference to the Exhibit with the same description of the Company's Definitive Proxy Statement for the 1994 Annual Shareholders' Meeting, as filed with the Commission.

44/ Incorporated herein by reference to the Exhibit with the same description as filed by INSCI Corp. the majority owned subsidiary of the Registrant.

45/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated July 14, 1995.

46/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated November 30, 1995.

47/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

48/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

49/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

50/ Incorporated herein by reference to the Exhibit with the same description of the Company's Definitive Proxy Statement for the 1995 Annual Shareholders' Meeting, as filed with the Commission.

51/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated September 22, 1995.

52/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated October 24, 1995.

53/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated January 3, 1996.

54/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated January 22, 1996.

55/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated March 6, 1996.

56/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated April 11, 1996.

57/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

58/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation
--------------------------------------------------------------------------------

INDEX TO EXHIBITS

59/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

60/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated April 25, 1996.

61/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K/A (Amendment No. 1), dated July 25, 1996.

62/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated September 16, 1996.

63/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated December 5, 1996.

64/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated March 20, 1997.

65/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated April 22, 1997.

66/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K/A, dated January 3, 1997.

67/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

68/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

69/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

70/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, dated November 13, 1997.

71/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K/A, dated June 18, 1998.

72/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

73/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

74/ Incorporated herein by reference to the Exhibit with the same description to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

75/ Incorporated herein by reference to the Exhibit with the same description of the Company's reports on Forms 8-K, dated July 24, 1998.

--------------------------------------------------------------------------------
FORM 10-K ANNUAL REPORT
Information Management Technologies Corporation
--------------------------------------------------------------------------------

INDEX TO EXHIBITS

76/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, August 13, 1998.

77/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K/A, September 30, 1998.

78/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, November 13, 1998.

79/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K/A, January 27, 1999.

80/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K/A, March 8, 1999.

81/ Incorporated herein by reference to the Exhibit with the same description of the Company's report on Form 8-K, April 5, 1999.