Form 10-Q
period 1999-06-30
INFORMATION MANAGEMENT TECHNOLOGIES CORP
filed 1999-08-16
CIK 824578

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)
--------------------------------------------------------------------------------


------------------------------------------      --------------------------------
           DELAWARE                                          58-1722085
------------------------------------------      --------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)
------------------------------------------      --------------------------------


------------------------------------------------ -------------------------------
130 CEDAR STREET, FOURTH FLOOR, NEW YORK, NY                   10006
------------------------------------------------ -------------------------------
  (Address of Principal Executive Offices)                    (Zip Code)
------------------------------------------------ -------------------------------


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
--------------------------------------------------------------------------------


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]           No [ ]
                                             -----            -----

         At August 10, 1999, the Registrant had outstanding 16,715,692 shares of Class A Common Stock.

                                                                          IMTECH
================================================================================

                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================





                                      INDEX


                                                                      ----------
                                                                        PAGE
                                                                      ----------

--------------------------------------------------------------------------------
PART  I                       FINANCIAL INFORMATION
--------------------------------------------------------------------------------

         ITEM  1   CONSOLIDATED FINANCIAL STATEMENTS                      1

         ITEM  2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF               17
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


--------------------------------------------------------------------------------
PART  II           OTHER INFORMATION
--------------------------------------------------------------------------------

         ITEM  1   LEGAL PROCEEDINGS                                     24

         ITEM  6   EXHIBITS AND REPORTS ON FORM 8-K                      26

                   SIGNATURES                                            28

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================





                                     PART I
                              FINANCIAL INFORMATION


--------------------------------------------------------------------------------
ITEM  1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                        --------
                                                                          PAGE
                                                                        --------

      Consolidated Balance Sheets as of June 30, 1999 and March 31, 1999    2

      Consolidated  Statements  of  Operations  for the
      Three  Months  Ended  June 30,  1999 and 1998                         4


      Consolidated Statements of Cash Flows for the Three Months Ended
      June 30, 1999 and 1998                                               5

      Consolidated Notes to Financial Statements                           6



                                       1

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------



                                                             June 30,       March 31,
-------------------------------------------------------------------------------------
                                                              1999            1999
-------------------------------------------------------------------------------------
                                                           (Unaudited)
ASSETS
Current assets:
     Cash - restricted                                   $   225,511   $   225,511
     Accounts receivable, net of allowance for doubtful
        accounts of $221,000 and $225,000 at June 30,
        1999 and March 31, 1999, respectively              3,540,643     3,426,055
     Inventory                                               360,929       648,524
     Prepaid expenses and other current assets               118,368       124,252
                                                         -----------   -----------
            Total current assets                           4,245,451     4,424,342
                                                         -----------   -----------

Property and equipment - at cost
     Production equipment                                  6,372,489     6,342,871
     Computer software applications                          782,329       782,329
     Furniture and fixtures                                  488,069       488,069
     Leasehold improvements                                  771,278       771,278
     Computer equipment                                      902,836       902,836
                                                         -----------   -----------
                                                           9,317,001     9,287,383
     Less:  Accumulated depreciation and amortization      5,121,771     4,796,973
                                                         -----------   -----------
            Net property and equipment                     4,195,230     4,490,410
                                                         -----------   -----------

Other assets:
     Cash - restricted                                       233,019       228,671
     Investment in INSCI Corp.                               418,840     1,117,332
     Goodwill, net of accumulated amortization and
        impairment of $5,958,284 and $5,945,781 at
        June 30, 1999 and March 31,                          716,891       729,394
        1999, respectively
     Deposits and other                                      269,329       282,737
                                                         -----------   -----------
            Total other assets                             1,638,078     2,358,134
                                                         -----------   -----------

                                                         $10,078,759   $11,272,886
==================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------



                                                                  June 30,         March 31,
---------------------------------------------------------------------------------------------
                                                                   1999              1999
---------------------------------------------------------------------------------------------
                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIENCY)
Current liabilities:
     Cash overdraft                                              $    363,492    $    413,449
     Loan payable - bank                                            2,125,941       1,845,639
     Current maturities of long-term debt                           4,232,365       4,260,405
     Current maturities of long-term capital lease obligations        315,634         310,184
     Accounts payable                                               2,660,544       2,374,702
     Due to related party                                              54,412         112,249
     Accrued salaries                                                 122,929         198,304
     Accrued expenses and other current liabilities                 1,333,694         962,170
                                                                 ------------    ------------
            Total current liabilities                              11,209,011      10,477,102
                                                                 ------------    ------------
Long-term debt, less current maturities                             2,218,811       2,465,257
Capital lease obligations, less current maturities                    240,072         319,637
Deferred rent                                                         323,150         332,630
Convertible obligations                                             4,000,000       4,990,800

Stockholders' equity (deficiency):
     12% convertible preferred stock
        Authorized - 3,000,000 shares at $1.00 par value;
        463,673 shares issued and outstanding at
        June 30, 1999 and March 31, 1999, respectively;
        ($463,673 of aggregate liquidation value as of
        June 30, 1999 and March 31, 1999, respectively)               463,673         463,673
     Class "A" common stock and capital in excess of
        $.04 par value:
        Authorized - 100,000,000 shares;
        16,715,692 and 15,497,647 shares issued
        and outstanding at June 30, 1999 and
        March 31, 1999, respectively                               35,256,747      35,094,747
     Accumulated comprehensive income                                 417,689         681,300
     Accumulated deficit                                          (44,050,395)    (43,552,260)
                                                                 ------------    ------------
            Total stockholders' equity (deficiency)                (7,912,285)     (7,312,540)
                                                                 ------------    ------------

                                                                 $ 10,078,759    $ 11,272,886
                                                                 ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
Information Management Technologies Corporation and Subsidiaries
For the Three Months Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------




--------------------------------------------------------------------------------
                                                       1999              1998
                                                   (Unaudited)

Revenues                                           $  4,530,429    $  2,754,668
Cost of sales                                         3,742,061       1,696,811
                                                   ------------    ------------
     Gross profit                                       788,368       1,057,857
                                                   ------------    ------------

Operating expenses:
     Selling, general and administrative              1,765,640         991,527
     Amortization of goodwill                            12,503            --
                                                   ------------    ------------
            Total operating expenses                  1,778,143         991,527
                                                   ------------    ------------

Income (loss) from operations                          (989,775)         66,330

Other (income) expenses:
     Interest expense, net                              259,601          59,848
     Gain from the sale of INSCI Corp. stock         (1,192,270)           --
                                                   ------------    ------------
            Net other (income) expenses                (932,669)         59,848
                                                   ------------    ------------

Net income (loss)                                       (57,104)          6,482
Preferred stock dividends                                10,200          61,380
                                                   ------------    ------------

Net loss applicable to common stockholders         $    (67,304)   $    (54,898)
                                                   ============    ============

Loss per share:
     Basic                                         $      (0.00)   $      (0.01)
     Diluted                                       $      (0.00)   $      (0.01)

Shares used in computing loss per share:
     Basic                                           15,632,985       5,789,846
     Diluted                                         15,632,985       5,789,846

STATEMENT OF COMPREHENSIVE INCOME:
Comprehensive income (loss):
     Net income (loss):                            $    (57,104)   $      6,482
     Other comprehensive income
        (INSCI Corp. stock):
     Proceeds from sale                              (1,196,260)        --
     Gain on sale                                       369,082         --
     Unrealized gain                                    132,736         --
                                                   ------------    ------------
                                                   $   (751,546)   $      6,482
                                                   ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30,                                            1999            1998
-----------------------------------------------------------------------------------------------------
                                                                           (Unaudited)

Cash flows from operating activities:
     Net income (loss)                                                    $   (57,104)   $     6,482
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                         324,798        246,016
        Amortization of goodwill                                               12,503           --
        Amortization of consulting fees                                        36,254         27,639
        Property-in-kind interest paid on convertible debt                       --           24,000
        Gain from the sale of INSCI Corp. stock                            (1,192,270)          --
        Provision for doubtful accounts                                       138,421         19,916
        Deferred rent                                                          (9,480)        (5,582)
        Changes in assets and liabilities, net of effects of purchased businesses:
            Accounts receivable                                              (253,011)      (213,049)
            Inventory                                                         287,595       (101,049)
            Prepaid expenses and other current assets                         (30,370)       (85,162)
            Deposits and other assets                                          13,408        (25,926)
            Accounts payable                                                  285,842        272,071
            Accrued salaries                                                  (75,375)       (66,331)
            Accrued expenses and current liabilities                          374,890         79,381
            Due from/to related parties                                       (57,837)          --
                                                                          -----------    -----------
                 Net cash (used in) provided by in operating activities      (201,735)       178,406
                                                                          -----------    -----------

Cash flows from investing activities:
     Capital expenditures                                                     (29,618)      (156,120)
     Proceeds from the sale of INSCI Corp. stock                              545,260           --
     (Increase) decrease in due from affiliate                                   --              (80)
     Net increase in due from affiliate                                          --           22,500
                                                                          -----------    -----------
                 Net cash provided by (used in) investing activities          515,642       (133,700)
                                                                          -----------    -----------

Cash flows from financing activities:
     Financing from cash overdraft                                            (49,957)       118,780
     Net borrowings (repayments) under bank credit facility                   280,302         23,882
     Repayments of long-term debt                                            (274,486)       (84,842)
     Payments of capital lease obligations                                    (74,115)      (102,526)
     Payment on convertible obligations                                      (200,000)          --
     Interest from restricted certificate of deposit account
        used to repay capital lease obligations                                 4,348           --
                                                                          -----------    -----------
                 Net cash used in financing activities                       (313,908)       (44,706)
                                                                          -----------    -----------

Net decrease in cash and cash equivalents                                        --             --
Cash and cash equivalents of beginning of year                                   --             --
                                                                          -----------    -----------

Cash, end of period                                                       $      --      $      --
====================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Information Management Technologies Corporation and Subsidiaries
--------------------------------------------------------------------------------




--------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30,                      1999            1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the period:
        Interest                                      $ 125,800       $ 59,848
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES

        During the three months ended June 30, 1999, the Company exchanged 177,997 shares of INSCI Class A common stock and 1,218,045 shares of Imtech Class A common stock in full satisfaction of $600,000 in principal and $213,000 in accrued interest of the Company's 12% secured promissory notes.






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.




                                      5(a)

--------------------------------------------------------------------------------

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================



THE COMPANY
-----------

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

         On July 24, 1998, IMTECH consummated its acquisition of KRL Litho, Inc. d/b/a "The Skillcraft Group" ("Skillcraft"). Skillcraft, like IMTECH, provides graphic communications services including financial research report printing, commercial printing, graphic arts design and fulfillment services to financial and commercial organizations located primarily in the New York Metropolitan area. Skillcraft's production equipment is complementary to that of its parent, IMTECH. In addition, IMTECH, on November 13, 1998 consummated its acquisition of RDS, Research Distribution Services, Inc. ("RDS") subject to certain post closing matters which have not as yet been completed. RDS provides intelligent fulfillment and distribution services to the research report production industry. IMTECH and its three wholly owned subsidiaries, Halcon Acquisition Corp. ("Halcon"), Skillcraft and RDS (collectively known as the "Company") operate as separate divisions under a new organization known as SkillTech Global Graphics & Communications, Inc. ("SkillTech"). Halcon is a holding Company and has no active operations. Hereafter, IMTECH, Skillcraft and RDS collectively may be referred to as the "Company" or "SkillTech".

         The Company's graphic communications services include digital communications, two and four color digital printing, intelligent inserting, high volume duplication, graphic design, electronic publishing, document fulfillment, micrographics, data processing, as well as bindery and distribution services. The Company's printing and distribution services are generally performed at IMTECH, the South Printing Facility known as "SkillTech South" and at Skillcraft, the North Printing Facility known as "SkillTech North", both located in downtown New York City. The facilities management services include independent, on-site management of client systems for providing document duplication, distribution and mailroom management.

         The Company holds a 1% ownership interest in INSCI Corp. ("INSCI") at June 30, 1999.

PRINCIPLES OF CONSOLIDATION. The financial statements include the accounts of IMTECH and its wholly owned subsidiaries, Skillcraft, RDS and Halcon. All significant intercompany transactions and balances have been eliminated.

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================




BASIS OF PRESENTATION AND MANAGEMENTS PLANS
-------------------------------------------

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company has sustained substantial losses in the current quarter and the last two years and has experienced a deficiency in cash flows from operations in each of its last three years. The Company had a working capital deficiency of approximately $6,968,000 as of June 30, 1999. Management has begun to evaluate opportunities to obtain additional financing to provide sufficient working capital and other resources to meet current obligations as they become due. In addition, management has taken certain measures to leverage the strength of the combined companies. However, there can be no assurances that the Company will be successful in implementing measures that will be successful.

         As a first step to implementing its business plan, IMTECH completed the acquisitions of KRL Litho, Inc. (also known as "Skillcraft") and RDS, Research Distribution Services, Inc. ("RDS"). The acquisitions have increased the revenue base of the organization as a whole and have also expanded the Company's production capabilities to provide economies of scale and efficiencies that now allow SkillTech to maximize profits while offering its clients a variety of solutions to their research report production requirements. However, because of the deterioration of the acquired Skillcraft business, the Company has experienced a severe downturn in its business.

In January 1999, management undertook certain measures to begin leveraging the strength of the combined companies, and at the same time address its declining business at Skillcraft. Accordingly, management has consolidated and streamlined the operations of the organization's daytime (first) shifts. Additionally, the Company was able to obtain certain concessions from its unions to adjust other production shifts to minimize the amount of overtime costs incurred without affecting workloads during peak production periods. Management also scaled back and eliminated certain professional services, which were utilized during the integration of the personnel of IMTECH, Skillcraft and RDS immediately following the acquisitions. The Company undertook the termination of employees who served similar roles in the respective companies to reflect the downturn in work. The Company also eliminated or scaled back certain other public relation, professional and technology related agreements. The Company's Chairman and CEO, Matti Kon, and its President and CFO, Joseph Gitto, reduced their compensation arrangements by 25%, or $50,000 each per annum. Members of the Company's senior management agreed to concessions of 10% of their annual compensation. In addition, the Company suspended interest payments to certain investor groups. The Company's management believes that it is improbable to maintain all of these concessions for an extended period. The Company is exploring various financial alternatives, including a capital infusion, and has retained a financial advisor to assist the Company in evaluating financial strategies or alternatives. Management believes that because of the severe downturn in its business, directly attributable to the Skillcraft decline in business, the Company will not be able to attain profitability with two operating locations and believes that the improvement in its gross profits achieved in fiscal 1999 will begin to deteriorate as the company has to support increasing idle capacity. If the Company is unable to secure the financing required to consolidate its operations and curtail its losses and protect its profit margins, the Company may be forced to find an acquirer for the business or pursue other remedies to protect its assets.

         During the year ended March 31, 1999, MTB Bank, the Company's main lender, amended its credit arrangement with IMTECH to include the eligible trade accounts receivable of Skillcraft and increased the borrowing base of the credit line to $2,500,000, subject to a $750,000 reserve against eligible receivables.

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

         The following is a summary of the significant accounting policies that have been applied on a consistent basis in the preparation of the accompanying financial statements:

1.   REVENUE RECOGNITION
     -------------------

     Revenue is recorded when services are performed or at the time the products are delivered to customers.

2.   RESTRICTED CASH
     ---------------

     At June 30, 1999 the Company had $458,530 in a Certificate of Deposit account ("CD") with a bank. The CD is maintained as collateral for the Company's obligation under a lease for production equipment. According to the terms of the CD, the funds may be drawn by the Company in accordance with the following schedule:


           ----------------------------------------------
                                              Available
                     Maturity Date               for
                                               Release
           ----------------------------------------------

           September 30, 1999                $   225,511
           September 30, 2000                    233,019
                                             ------------
           Total cash - restricted               458,530
           Less:  Current portion                225,511
                                             ------------

           Cash - restricted - long-term     $   233,019
                                             ===========

           ----------------------------------------------

3.   INVENTORY
     ---------

     Inventory consists primarily of paper, toner and inks, and is stated at the lower of cost or market(cost being determined on a first in, first out basis).

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

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================




SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------------------------------------------------------

5.   DEFERRED FINANCING COSTS
     ------------------------

     Costs incurred to secure financing arrangements are included in deposits and other assets on the balance sheet. The costs are amortized over the life of the related credit facilities, which range from 11 to 110 months.

6.   CONCENTRATION OF CREDIT RISK
     ----------------------------

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash balances at various banks and places its temporary cash investments in a money market fund with one financial institution. Accounts at the banks and financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $100,000 and $500,000, respectively. The Company performs ongoing credit evaluations of its customers and records reserves for potentially uncollectible accounts receivable which are deemed credit risks as determined by management. The Company generally does not require collateral for its accounts receivable. Accounts receivable consist of geographically and industry dispersed customers.

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

8.   LONG-LIVED ASSETS
     -----------------

     The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

9.   GOODWILL
     --------

     In connection with the acquisition of RDS, IMTECH recorded goodwill resulting from the excess of the purchase price over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over an estimated life of fifteen (15) years.

10.  RECLASSIFICATION
     ----------------

     Certain prior year amounts have been reclassified to conform to the fiscal 2000 presentation.

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================

INVESTMENT IN INSCI CORP.
-------------------------

         The Company at June 30, 1999 held a 1% ownership interest (investment) in INSCI, its former majority-owned subsidiary. The investment is accounted for under the "Securities Available For Sale" method as promulgated by SFAS No. 115. As a result, the investment is carried at fair market value. During the first quarter of fiscal 2000, the Company sold or exchanged in settlement of debt, 334,495 shares of INSCI stock (details of exchange fully described on page 11 under "12% Mandatory Convertible Secured Promissory Notes").



        ------------------------------------ -------------   ------------
                                                  JUNE 30,     MARCH 31,
                                                   1999          1999
        ------------------------------------ -------------   ------------

        Number of shares held                      96,535       436,032
        Cost basis of shares held                $  1,151    $    5,201
        Market value of shares,                  $418,810    $1,117,332
        Unrealized gain                          $417,659    $1,112,131

        ------------------------------------ -------------   ----------


         At June 30, 1999, all of the shares of INSCI Corp. stock referred to above were pledged as collateral securing the Company's outstanding obligations under its credit arrangement with MTB Bank (66,535 shares) and other pledge obligations (30,000 shares), respectively.

LOAN PAYABLE - BANK
-------------------

         The Company maintains a secured credit arrangement with MTB Bank (the "Bank") which expires in October 1999. Under the provisions of the credit arrangement, the Company can borrow up to 80% of the eligible accounts receivable of IMTECH and Skillcraft and 35% of the eligible paper inventory of IMTECH (up to a maximum of $50,000), both of which in the aggregate cannot exceed a total of $2,500,000 (including $250,000 in outstanding letters of credit) at any one time. The Bank, as part of the increase in the credit agreement has made available under the borrowing formula 80% of eligible accounts receivable less a reserve of $750,000. All outstanding obligations under the arrangement bear interest at the bank's prime rate (8% at June 30, 1999) plus two percent (2%). At June 30, 1999, the Company was indebted to the Bank for outstanding obligations totaling approximately $2,126,000. In conjunction with the execution of the credit arrangement, the Company entered into a security agreement, which grants the Bank a security interest in substantially all of the assets of IMTECH and Skillcraft as collateral for all indebtedness outstanding under the arrangement. IMTECH, Skillcraft and RDS have executed cross-corporate guarantees.

         IMTECH has issued an aggregate of 50,000 warrants to the Bank which entitles it to purchase 50,000 shares of IMTECH Class A common stock at prices ranging from $1.00 to $1.81 per share, exercisable until November 2000.The credit arrangement contains a minimum tangible net worth ("net worth") covenant of $2,000,000 as of March 31, 1999 for a period of six months until September 30, 1999, which has been waived.

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================





12% MANDATORY CONVERTIBLE SECURED PROMISSORY NOTES
--------------------------------------------------

          In connection with a February 1997 private placement, IMTECH issued convertible secured promissory notes in exchange for proceeds of $1,000,000. The notes bear interest at a per annum rate of 12%, which at the option of management, can either be paid in cash or in the Company's Class A common stock. The notes were secured initially by a pledge of 500,000 shares of INSCI Corp. stock. The Company had the right, under the pledge agreement, to receive the return of 100,000 shares of the pledged stock in the event it became required in order for IMTECH to obtain a credit line or enter into a lease/purchase agreement for equipment. In November 1997, the Company exercised that right and received the return of 66,535 shares of INSCI Corp. stock, which were used to pledge as collateral for the outstanding obligations under the credit arrangement with MTB Bank. In addition, in November 1997, the Company received the return of 33,968 shares of INSCI Corp. stock which were sold pursuant to Rule 144, and the proceeds were used to purchase equipment. In addition, the Company pledged 30,000 shares to a financial advisor to the Company. At March 31, 1999, 369,497 shares of INSCI Corp. stock remained as collateral which were pledged against the notes.

         In May 1999, the Company was notified by one of the convertible note holders that pursuant to the default provisions of the note agreement, because of the Company's continued delisting from the NASDAQSM SmallCap Stock Market, the Company was in default on its notes. As such, the noteholders accelerated their right to repayment of principal and interest by forcing the liquidation of the underlying shares of INSCI stock pledged as collateral. The Company sold 156,498 shares of the INSCI stock and exchanged an additional 177,997 shares of INSCI stock in full satisfaction of the principal ($600,000) and accrued interest ($51,000). In addition, the Company issued 1,218,045 shares of IMTECH Class A common stock to satisfy the remaining accrued interest of $162,000.

12% SUBORDINATED MANDATORY CONVERTIBLE DEBENTURES
-------------------------------------------------

         To finance part of the acquisition funding for the purchase of Skillcraft, on July 24, 1998, IMTECH issued 12% subordinated convertible debentures (the "Debentures") in the aggregate amount of $4,000,000. The Debentures are convertible into shares of IMTECH Class A Common Stock and bear interest at a rate of 12% per annum in addition to providing debenture holders 10% of consolidated profits for a period of five (5) years commencing from the date of closing of the acquisition. The Debentures have an automatic mandatory conversion at the expiration of the 5-year term.


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

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================

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


EMPLOYMENT AGREEMENTS
---------------------

         In December 1996, the Board of Directors appointed Matti Kon as the Company's Chief Executive Officer. Consequently, the Company entered into an employment agreement subsequently amended which provides for a base annual salary of $250,000 plus an incentive bonus equal to 20% of operating income, up to a maximum of $500,000. The agreement had an initial one-year term and awarded Mr. Kon 500,000 options to purchase 500,000 shares of the Company's Class A Common Stock at an exercise price of $1.18 per share as a signing bonus. The options vested after one year of service and expire in December 1999. The agreement further provides that Mr. Kon has the right to devote his time and attention to his other business interests. In January 1998, the Board of Directors elected to renew Mr. Kon's contract and extend his options for an additional two-year period through December 1999. Consequently, Mr. Kon was awarded an additional 500,000 options to purchase 500,000 shares of the Company's Class A Common stock at $1.18 per share. The additional 500,000 options vested after the completion of Mr. Kon's second year of service and are exercisable until December 31, 1999.

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

OTHER
-----

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

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================


COMMITMENTS AND CONTINGENCIES (CONTINUED)
-----------------------------------------
OTHER (CONTINUED)
-----------------

         While the Company has not commenced legal action to recover the shares of stock and/or monetary and/or punitive damages from CRG, the Company is considering the cost of commencing an action as related to the chances of a monetary recovery from CRG.

         The Company agreed under various agreements with convertible security holders to file a registration statement on Form S-3 for their underlying shares of Class A Common Stock. Since the Company withdrew its registration statement (and amendments thereto), it is possible the holders of these securities may assert a claim against the Company based on the Company's failure to comply with the registration requirements.

         The Company is currently negotiating with its landlord to reduce its rent covering the South Printing Facility. The landlord has claimed certain defaults by the Company in its lease. In addition, the landlord has requested that the Company post a letter of credit in the amount of $100,000 with a financial institution for additional rent security. There are no assurances that the Company will be successful in its attempts to re-negotiate its lease and reduce its monthly rent obligation, or resolve the claim of additional rent by the landlord.

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

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================


COMMITMENTS AND CONTINGENCIES (CONTINUED)
-----------------------------------------
OTHER (CONTINUED)
-----------------

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

         Harold Russell's Motion for Summary of Judgement in the New York State Supreme Court action against the Company for the sum of $3,750,000 has been denied by the Court and the action dismissed. However, the Court granted Mr. Russell Judgment in the sum of $234,000 on a separate Promissory Note issued by the Company for monies advanced by Russell. The Company is considering an appeal of the Judgement.

         Additionally, the State Court lifted the stay of arbitration, which enables Mr. Russell to proceed with his arbitration claim filed with the American Arbitration Association, wherein he claims that Halcon Acquisition Corp. and the Company are responsible for breach of his Employment Agreement based, upon alleged wrongful termination. The Company and Halcon are contesting Mr. Russell's claims with respect to the termination of his employment and the Company anticipates that it will proceed to the arbitration hearing with Mr. Russell.

         The New York State Supreme Court granted Mr. Russell's motion to Dismiss the Company's Complaint based upon claims of fraud and misrepresentation against Mr. Russell with respect to the July 24, 1998 Stock Purchase Agreement. The Company had claimed compensatory and punitive damages, as well as a claim for rescission. The Company is appealing the Court's decision with respect to the dismissal of the action.

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

         Additionally, Amplicon commenced an action to obtain an order of seizure of the equipment claiming that Amplicon is entitled to possession of the leased equipment, and that in the event of default in payments, Amplicon can proceed to recover possession of the equipment. The Company is contesting the matter as the Company has asserted its answer to the complaint in that the lease is subject to an arbitration provision and, that representatives of Amplicon misrepresented to the Company and committed acts of fraud by their misrepresentation in having the Company execute a lease agreement which was inconsistent with the written lease proposal provided by Amplicon to the Company prior to the execution of the lease purchase agreement. The action is currently pending before the Court.

         The Company completed a private placement offering under Regulation D on July 24, 1998 for the sum of $4,000,000. The offering involved the issuance of a 12% convertible debenture which provided for the right of the holder of the debenture, in addition to receiving interest payments, to receive 10% of the profits of the Skillcraft division of the Company. The term of the convertible

                                                                          IMTECH
================================================================================

                 INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================



COMMITMENTS AND CONTINGENCIES (CONTINUED)
-----------------------------------------
OTHER (CONTINUED)
-----------------


debenture is for a period of five years with the right of the holder to convert the debenture into shares of Class A common stock of the Company, at any time during the term of the debenture. The right of conversion granted to the holder the right to convert the note into either 40% of the issued and outstanding Class A common stock for the conversion within the first year or up to 70% of the issued and outstanding Class A common stock thereafter. In April 1999, the holders of the promissory note declared the Company in default of nonpayment of monetary interest during the first year of the note, and it is the Company's position that based upon the terms and conditions of the promissory note, the principal ($4,000,000) of the note as per the terms of the note is payable in shares of Class A common stock of the Company. As of the current date, the holders of the notes have not taken any action with respect to their notice of default.

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

         In August 1999, the Landlord, at 480 Canal Street Premises (Trinity Church), commenced an action in the New York Civil Court to reclaim possession of the Canal Street Premises from KRL Litho, Inc. d/b/a Skillcraft, based upon non-payment of rent for the Premises. The Landlord and Tenant proceeding was settled with Trinity Church by entering into a Stipulation of Settlement, providing for a Judgment against Skillcraft for the sum of $113,725, in addition to the Judgment granting possession of the Premises to Trinity Church. Both the monetary Judgment and the Judgment of Possession of the Premises, as per the terms of the Stipulation, have been stayed pending payments being made to Trinity Church, pursuant to the terms of the Stipulation of Settlement. In the event of a default in payment which is uncured, Trinity Church may proceed with the money Judgment, crediting all payments made, and obtain possession of the Canal Street Premises.

         The Company has entered into a Settlement Agreement with Press Room Union Welfare Trust Fund, representing workers at the Canal Street Premises, wherein the Company agreed that it would make weekly payments against the $130,553 due to the Union. As part of the Settlement Agreement, the Company provided a Confession of Judgment for the sum due, less any amount paid by the Company.

         The Company is dependent upon its financing arrangements with MTB Bank, its secured lender, in addition to GE Capital Corp., its secured equipment lender. In the event that either MTB Bank or GE Capital Corp. discontinues the credit accommodation with the Company, the Company may be unable to obtain other credit or lending facilities and may be compelled to discontinue the operation of its business. In the further event that the primary vendors that are supplying goods and services to the Company do not continue to do so by continuing the afford credit to the Company, the Company me be unable to find new sources of supply to enable the Company to continue its business.

SUBSEQUENT EVENTS
-----------------

         Robert Sachs, a principal shareholder of the Company, requested to be appointed to the Board of Directors of the Company. The Board resolved to appoint Mr. Sachs to the Board, and shortly after he agreed to serve on the Board, Mr. Sachs resigned from the Board.




                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================




--------------------------------------------------------------------------------
ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF RESULTS OF OPERATIONS
-----------------------------------

         The following schedule sets forth the percentage relationship of significant items of the Company's results of operations to revenues:


                                                   ---------------------
                                                    FOR THE THREE MONTHS
                                                       ENDED JUNE 30,

                                                   ---------------------
                                                     1999     1998
                                                   ---------------------
     -------------------------------------------------------------

     Revenues                                         100%    100%

     Cost of sales                                     83      62
     ---------------------------------------------- ------ -------

     Gross profit                                      17      38

     Selling, general and administrative               38      36
     ---------------------------------------------- ------ -------

     Income (loss) from operations                    (21)      2

     Other expenses:
         Interest expense, net                          5       2


     Gain from Sale of INSCI Corp. Stock              (26)     --

     ---------------------------------------------- ------ -------

     Net loss                                          (1)      --

     Preferred stock dividends                         --       2
     ---------------------------------------------- ------ -------

     Net loss applicable to common stockholders        (1)%    (2)%
     ============================================== ====== ========

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================

--------------------------------------------------------------------------------
 ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


THREE MONTHS ENDED 6/30/99 AS COMPARED TO THE THREE MONTHS ENDED 6/30/98
------------------------------------------------------------------------

         During the quarter ended June 30, 1999 (First Quarter Fiscal 2000), the Company generated consolidated revenues of approximately $4,530,000 compared to revenues of approximately $2,755,000 in the prior year period. The increase in revenues, $1,775,000 or 64% is attributable to the Company's acquisition of its wholly owned subsidiaries, Skillcraft and RDS, in the second quarter of fiscal 1999. IMTECH reported $1,920,000 or 42% of consolidated revenues, a decrease of $835,000 or 30% from revenues of $2,755,000 in the prior year period. Skillcraft reported revenues of $2,486,000 or 55% of consolidated revenues and RDS reported revenues of $124,000 or 3% of consolidated revenues. The decrease in revenues at the IMTECH facility is mostly attributable to workflow management decisions to produce larger print jobs at the Skillcraft facility.

         The Company's consolidated cost of sales were $3,742,00 or 83% of revenues for the quarter ended June 30, 1999; an increase of $2,045,000 or 120% from cost of sales of $1,697,000 or 62% in the quarter ended June 30, 1998. The increase of the consolidated cost of sales is attributed to the Company's acquisition of its wholly owned subsidiaries, Skillcraft and RDS, during the second quarter of fiscal 1999. The cost of sales of the acquired companies contributed $2,433,000 or 65% of the total cost. The net increase in consolidated cost of sales was offset by a decrease in cost of sales at IMTECH of $388,000 or 23% to cost of sales of $1,309,000 or 68% of sales for the quarter ended June 30, 1999 compared to cost of sales of $1,697,000 or 62% for the quarter ended June 30, 1998.

         In the quarter ended June 30, 1999, the Company reported consolidated gross profit of $788,000 or 17% compared to gross profit of $1,058,000 or 38% in the quarter ended June 30, 1998. For the quarter ended June 30, 1999, IMTECH reported gross profit of $611,000 or 32% of IMTECH sales, a decrease of $447,000 or 42% as compared to gross profit of $1,058,000 or 38% of IMTECH sales, in the quarter ended June 30, 1998. Skillcraft reported gross profits of $177,000 or 7% of Skillcraft revenues for the quarter ended June 30, 1999. The diminishing margins at Skillcraft are due to the deterioration of business acquired in the Skillcraft acquisition which was due to the loss of large commercial accounts and certain profitable financial clients. (See details in legal proceedings and liquidity analysis). Gross profits at RDS were $34,000 or 27% of RDS revenues.

         Consolidating operating expenses were $1,778,000 or 38% of consolidated revenues for the quarter ended June 30, 1999, an increase of $787,000 or 79% from operating expenses of $992,000 or 36% in the quarter ended June 30, 1998.

         Selling, General and Administrative expenses ("SG&A") for the quarter ended June 30, 1999 were $1,766,000 or 38% of consolidated revenues. SG&A expenses at the Company's acquired wholly owned subsidiaries contributed to $1,087,000 or 62% of consolidated SG&A expense. SG&A expenses at IMTECH were $678,000 or 38% of IMTECH sales for the quarter ended June 30, 1999, a decrease of $314,000 or 32% from SG&A expenses of $992,000 or 36% of IMTECH sales in the quarter ended June 30, 1998.

         During the quarter ended June 30,1999, the Company recorded amortization of goodwill of approximately $13,000 related to the acquisition of RDS during fiscal 1999.

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================

--------------------------------------------------------------------------------
ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

THREE MONTHS ENDED 6/30/99 AS COMPARED TO THE THREE MONTHS ENDED 6/30/98
------------------------------------------------------------------------
(CONTINUED)
-----------

         Consolidated interest expense for the quarter ended June 30, 1999 was approximately $260,000 or 6% of consolidated revenues, an increase of $200,000 from interest expense of $60,000 or 2% in the quarter ended June 30, 1998. The increase in interest expense is attributable to interest costs incurred as a result of increased borrowing under a credit arrangement with MTB Bank, as well as interest accrued on the Company's 12% subordinated convertible debentures issued in connection with the July 1998 acquisition of Skillcraft.

         During the quarter ended June 30, 1999, the Company sold or exchanged shares of INSCI stock to redeem the principal and interest on the Company's 12% convertible notes issued in February 1997. The Company recorded a gain of approximately $1,192,000 or 26% from the transaction. (See Convertible Securities footnote on page 11 for details).

         During the quarter ended June 30, 1999, the Company recorded a dividend of $10,200 on its 12% preferred stock.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The schedule below sets forth the Company's cash flow activities for the three months ended June 30, 1999 and 1998:


                                           --------------------------
                                           FOR THE THREE MONTHS ENDED
                                                    JUNE 30,

                                           --------------------------
                                               1999         1998
                                           --------------------------
     ----------------------------------------

     Operating activities                    $(202,000)    $ 178,000

     Investing activities                      516,000      (134,000)

     Financing activities                     (314,000)      (44,000)
     ---------------------------------------- -----------------------

     Decrease in cash and cash equivalents   $    --       $    --
     ======================================== =======================

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================

--------------------------------------------------------------------------------
ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------------------

OPERATION ACTIVITIES
--------------------

         During the three months ended June 30, 1999, the Company used cash of $202,000 in operations. This use of cash is attributable to losses incurred at the Company's wholly owned subsidiary Skillcraft. These uses of cash from operating losses were partially offset by an increase of payables and a decrease in inventory levels.

INVESTING ACTIVITIES
--------------------

         During the three months ended June 30, 1999, the Company realized net cash from investing activities of $516,000. These proceeds were primarily attributable to the sale of INSCI stock, which was used to satisfy the Company's obligation to its 12% convertible note holders which had declared the Company in default of the note agreements in May 1999.

FINANCING ACTIVITIES
--------------------

         During the three months ended June 30, 1999, the Company had a use of cash of $314,000 from financing activities. This use of cash is attributable to the repayment of approximately $599,000 in debt offset by increased bank borrowing of $280,000.

CAPITAL RESOURCES
-----------------

         As of June 30, 1999 the Company had a working capital deficiency of approximately $6,968,000.

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


         IMTECH's management is constantly focused on investing its capital and labor in its production infrastructure by introducing cutting edge technology in conjunction with investments in state-of-the-art production equipment. These efforts are designed to streamline the IMTECH operations and enable it to service its clients economically and more efficiently, as well as to broaden
the scope of services it offers. In addition, IMTECH has embarked on an extensive marketing campaign to create an awareness in the financial research community. However, the changing environment of the financial research printing industry requires that IMTECH take certain measures to ensure its ability to stay competitive and continue to build a business platform for future growth. Over the past year, IMTECH has been witness to the merger of many of its clients. These mergers have created a perception in the financial research printing industry that a larger printer is needed to meet the resulting printing demand. The creation of these larger combined entities, along with the

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================

--------------------------------------------------------------------------------
ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------------------

emergence of the presence of European banks in the U.S. brokerage industry, has created a need to establish a global presence to remain competitive.

         In response to these evolving market conditions, on July 24, 1998, IMTECH acquired all of the issued and outstanding common stock of KRL Litho, Inc., d/b/a The Skillcraft Group ("Skillcraft") for a price of approximately $8,772,000, which consisted of a purchase price of $9,000,000 less working capital adjustments of $228,000.

         Skillcraft provides graphic communications services including financial research report printing, commercial printing, graphics arts design and various fulfillment services to financial and commercial organizations located primarily in the New York Metropolitan area. In addition, on November 13, 1998, IMTECH acquired all of the issued and outstanding common stock of RDS Research Distribution Services, Inc. ("RDS") for a purchase price of $1,060,000. RDS is a New York based provider of intelligent fulfillment and distribution services to the research report production industry. The acquisitions of both Skillcraft and RDS provide a business platform capable of protecting IMTECH against declines of market share in the printing industry, and establishes a basis for continued future growth. IMTECH and its two wholly owned subsidiaries, Skillcraft and RDS (collectively known as the "Company"), operate as separate divisions doing business as Skilltech Global Graphics and Communications, "SkillTech". By creating a new organization that can provide complete financial research and commercial printing services, the Company believed it would be more competitive in its existing markets and would expand its production capabilities to create new products and market opportunities. In addition, Skillcraft's affiliation with a London based printer would assist the Company in establishing a global presence.

         IMTECH paid approximately $4,772,000 at the Skillcraft closing and issued promissory notes to its sellers in the aggregate amount of $4,000,000 payable in forty (40) equal monthly installments of $100,000, commencing in November 1998. The funds for the $4,772,000 down payment were raised through a private placement completed by IMTECH whereby it issued 12% subordinated convertible debentures for the aggregate amount of $4,000,000, and executing a secured promissory note for proceeds of $1,300,000 borrowed from General Electric Capital Corporation ("GE"). For the net assets of RDS, IMTECH paid $36,000 of the required $60,000 at closing and issued a promissory note to the seller of RDS in the amount of $1,000,000, payable in forty (40) equal monthly installments of $25,000 scheduled to commence in December 1998. The Company as of June 30,1999 has not remitted the remaining $24,000 due at closing and has not made any payments toward its note obligation on the RDS purchase. Excess funds raised over the minimum down payments required at the closing of the acquisitions were used for the immediate working capital requirements of the combined organization.

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

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATIOn AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================

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

         In addition, the Company undertook the termination of employees who served similar roles in the respective companies to reflect the severe decline in sales. The Company also eliminated or scaled back certain other public relation, professional and technology related agreements. The Company's Chairman and CEO, Matti Kon, and its President and CFO, Joseph Gitto, reduced their compensation arrangements by $50,000 each per annum. Members of the Company's senior management agreed to concessions of 10% of their annual compensation. The Company has suspended interest payments to certain investor groups. The Company's management believes that it is improbable to maintain all of these concessions for an extended period. The Company is exploring various financial alternatives, including a capital infusion and has retained a financial advisor to assist the Company in evaluating financial strategies or alternatives. Management believes that due to the severe downturn in its business, directly attributable to the allegations against Mr. Russell, the Company will not be able to attain profitability with two operating locations and believes that the improvement in its gross profits achieved in fiscal 1999 will begin to deteriorate as the Company has to support increasing idle capacity. If the Company is unable to secure the financing required to consolidate its operations and curtail its losses and protect its profit margins, the Company may be forced to find an acquirer for the business or pursue other remedies.

NEW ACCOUNTING STANDARDS
------------------------

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

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================




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

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================




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

         The Company agreed under various agreements with convertible security holders to file a registration statement on Form S-3 for their underlying shares of Class A Common Stock. Since the Company withdrew its registration statement (and amendments thereto), it is possible the holders of these securities may assert a claim against the Company based on the Company's failure to comply with the registration requirements.

         Harold Russell ("Russell") has filed an action in the New York State Supreme Court against the Company, claiming the aggregate sum of $3,750,000, in addition to interest and attorney's fees, alleging that the Company has made no payments pursuant to the installment promissory note issued to Russell as a result of the purchase of Skillcraft by IMTECH. The Company is contesting the action filed by Russell as the promissory note issued by the Company to Russell is being held in escrow and subject to escrow agreement. Additionally, the Company has denied that he is entitled to the sum claimed by him based upon the claim of fraud and misrepresentation with respect to the purchase of his stock ownership in Skillcraft. Russell has served a notice of intent to arbitrate before the American Arbitration Association, asserting a claim that the Company and Halcon Acquisition Corp., a wholly owned subsidiary of the Company, violated his employment agreement by terminating his employment. The Company's subsidiary, Halcon, terminated his employment agreement based upon allegations of fraud in the inducement by Russell in entering into the employment agreement which was related to the acquisition of the Skillcraft shares of stock from Mr. Russell.

         The Company filed an action in the New York State Supreme Court (New York County) against Russell. The action is for damages sustained by the Company as a result of alleged fraud and intentional misrepresentation with respect to the purchase of stock from Mr. Russell on July 24, 1998, wherein the Company purchased all of the issued and outstanding common stock of Skillcraft. The Company has claimed compensatory and punitive damages in the sum of $12,500,000 and $10,000,000, respectively. An additional

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================

--------------------------------------------------------------------------------
ITEM  1. LEGAL PROCEEDINGS (CONTINUED)
--------------------------------------------------------------------------------

claim for rescission and damages has also been asserted against Russell. Russell is contesting the Company claims and denies the allegations asserted by the Company.

         Harold Russell's Motion for Summary of Judgement in the New York State Supreme Court action against the Company for the sum of $3,750,000 has been denied by the Court and the action dismissed. However, the Court granted Mr. Russell Judgment in the sum of $234,000 on a separate Promissory Note issued by the Company for monies advanced by Russell. The Company is considering an appeal of the Judgement.

         Additionally, the State Court lifted the stay of arbitration, which enables Mr. Russell to proceed with his arbitration claim filed with the American Arbitration Association, wherein he claims that Halcon Acquisition Corp. and the Company are responsible for breach of his Employment Agreement based upon alleged wrongful termination. The Company and Halcon are contesting Mr. Russell's claims with respect to the termination of his employment and the Company anticipates that it will proceed to the arbitration hearing with Mr. Russell.

         The New York State Supreme Court granted Mr. Russell's motion to Dismiss the Company's Complaint based upon claims of fraud and misrepresentation against Mr. Russell with respect to the July 24, 1998 Stock Purchase Agreement. The Company had claimed compensatory and punitive damages, as well as a claim for rescission. The Company is appealing the Court's decision with respect to the dismissal of the action.

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

         The Company completed a private placement offering under Regulation D on July 24, 1998 for the sum of $4,000,000. The offering involved the issuance of an 12% convertible debenture, which provided for the right of the holder of the debenture, in addition to receiving interest payments, to also receive 10% of the profits of the Company. The term of the convertible debenture is for a period of five years with the right of the holder to convert the debenture into shares of Class A common stock of the Company, at any time during the term of the debenture. The right of conversion granted to the holder the right to convert the note into either 40% of the issued and outstanding Class A common stock for the conversion within the first year or up to 70% of the issued and outstanding Class A common stock thereafter. In April, 1999, the holders of the

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================



--------------------------------------------------------------------------------
ITEM  1. LEGAL PROCEEDINGS (CONTINUED)
--------------------------------------------------------------------------------

promissory note declared the Company in default of nonpayment of monetary interest during the first year of the note, and it is the Company's position that based upon the terms and conditions of the promissory note, the principal ($4,000,000) of the note as per the terms of the note is payable in shares of Class A common stock of the Company. As of the current date, the holders of the notes have not taken any action with respect to their notice of default.

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

         In August 1999, the Landlord, at 480 Canal Street Premises (Trinity Church), commenced an action in the New York Civil Court to reclaim possession of the Canal Street Premises from KRL Litho, Inc. d/b/a Skillcraft, based upon non-payment of rent for the Premises. The Landlord and Tenant proceeding was settled with Trinity Church by entering into a Stipulation of Settlement, providing for a Judgment against Skillcraft for the sum of $113,725, in addition to the Judgment granting possession of the Premises to Trinity Church. Both the monetary Judgment and the Judgment of Possession of the Premises, as per the terms of the Stipulation, have been stayed pending payments being made to Trinity Church, pursuant to the terms of the Stipulation of Settlement. In the event of a default in payment which is uncured, Trinity Church may proceed with the money Judgment, crediting all payments made, and obtain possession of the Canal Street Premises.

         The Company has entered into a Settlement Agreement with Press Room Union Welfare Trust Fund, representing workers at the Canal Street Premises, wherein the Company agreed that it would make weekly payments against the $130,553 due to the Union. As part of the Settlement Agreement, the Company provided a Confession of Judgment for the sum due, less any amount paid by the Company.


--------------------------------------------------------------------------------
ITEM 6.  EXHIBITS AND REPORTS ON    FORM 8-K
--------------------------------------------------------------------------------

[a]  EXHIBITS
     --------

     1) Financial Data Schedule as of and for the three months ended June 30, 1999.

[b]  REPORTS ON FORM 8-K
     During the period between April 1, 1999 and August 14, 1999, the Company did not file any 8K reports with the Commission.

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================






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


                                        By:_____________________________________

                                           Joseph A. Gitto Jr.,
                                           President and Chief Financial Officer


DATED: NEW YORK, NEW YORK
       AUGUST 14, 1999

                                                                          IMTECH
================================================================================

        INFORMATION MANAGEMENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
================================================================================

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


DATED: NEW YORK, NEW YORK
       AUGUST 14, 1999